Form 10QSB
period 2007-03-31
Xenacare Holdings, Inc.
filed 2007-07-03
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-QSB

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

———————

XENACARE HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Florida	2836	20-3075747
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

3275 W. Hillsboro Boulevard, Suite 300

Deerfield Beach, Florida 33442

 (Address of Principal Executive Offices, including Zip Code)

(954) 363-4507

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $0.001 par value per share

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at June 1, 2007: 22,180,409

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

CONSOLIDATED BALANCE SHEET AT MARCH 31, 2007 (Unaudited)

AND DECEMBER 31, 2006 (Audited)

1

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

2

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

8

ITEM 3. CONTROLS AND PROCEDURES

18

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS

19

SIGNATURES

20

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means XenaCare Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$3,404	$44,179
Inventory	375,969	295,403
Prepaid expenses and other current assets	145,000	—

Total Current Assets	524,373	339,582

Office furniture and equipment, net	167,314	172,396

TOTAL ASSETS	$691,687	$511,978

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$75,317	$41,205

Total Current Liabilities	75,317	41,205

Notes payable - non-current	23,000	—
Other liabilities	588,815	—

TOTAL LIABILITIES	687,132	41,205

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, blank check, 5,000,000 shares authorized: none issued
	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized: 22,180,409 shares issued and outstanding at March 31, 2007 and December 31, 2006

	22,180	22,180
Additional paid-in-capital	3,023,658	3,023,658
Stock subscription receivable	(30,000)	(30,000)
Accumulated deficit	(3,011,283)	(2,545,065)

Total Shareholders' Equity	4,555	470,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$691,686	$511,978

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$34,672	$87,858
Service revenue	—	24,472
Other fee revenue	2,000	—

Total revenue	36,672	112,330

Cost of revenue	34,796	5,824

Gross profit	1,876	106,506

Operating costs and expenses:
Selling and marketing	230,600	100,844
General and administrative	235,689	165,768

Total operating costs and expenses	466,289	266,612

Loss from operations	(464,413)	(160,106)

Other income (expense)
Interest expense	—	(360)
Other income	—	8,650
Other expenses	(1,805)	(352)

Total other income (expense)	(1,805)	7,938

Net Loss	$(466,218)	$(152,168)

Weighted average shares - basic and diluted	22,180,409	20,814,579
Basic and diluted loss per share	$(0.02)	$(0.01)

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(466,218)	$(152,168)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,088	8,000
Stock issued for services and settlements	—	144,929
Changes in operating assets and liabilities:
Inventory	(80,566)	(52,016)
Prepaid expenses and other current assets	(145,000)	41,477
Accounts payable and accrued expenses	34,112	(2,430)
Net cash used in operating activities	(648,584)	(12,208)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(4,006)	8,018
Proceeds from disposal of office furniture and equipment	—	4,737
Net cash provided by (used in) investing activities	(4,006)	12,755

Cash Flows from Financing Activities:
Proceeds from notes payable	23,000	—
Advances from related parties	588,815	—
Net cash provided by financing activities	611,815	—

Increase (Decrease) in Cash	(40,775)	547
Cash, Beginning of Period	44,179	950

Cash, End of Period	$3,404	$1,497

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. was organized under the laws of Florida in June 2005 to formulate, market and sell personal performance and life style performance nutrition supplement products (“NSPs”). We thereafter acquired XenaCare LLC, which has been engaged in the distribution of NSPs in doctors’ offices since 2001.

We formulate, market and sell NSPs and personal lubrication gels. Our XenaCare Clinical division (i) educates doctors and other healthcare professionals about certain of our NSPs and facilitates the sale and distribution of these NSPs from doctors’ offices and (ii) has commenced the formulation and brand building of a line of NSPs for the replenishment of nutrients lost due to pharmaceutical medications, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our XenaCare Performance division (i) is involved in the formulation of a line of NSPs (gels and creams) for the personal performance market (“XenaCare Personal Performance”), to be sold under the “Touch ‘n’ Tingle” brand and (ii) the formulation of a line of NSPs for the energy/lifestyle performance market (“Xena Care Lifestyle Performance”) to be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Products formulated include gels and creams for the personal performance market and products for the energy/lifestyle performance market. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. We anticipate generating sales through our websites and from infomercials in the second quarter of 2007.

History of the Company

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001 following the formulation of its concept and alpha testing by its founder, Dr. Alan Xenakis, for the limited purpose of the education, sale and distribution of NSPs at doctors’ offices. In June 2005, the Company was incorporated by Messrs. Bobby Story, Gary Spaniak, Dr. Xenakis and Frank Rizzo to formulate personal performance and lifestyle performance products. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000. All remaining shares of XenaCare LLC that were not exchanged for shares of XenaCare Holdings, Inc. were retired. For accounting purposes, the consummation of these actions resulted in an exchange of equity interest between entities under common control with XenaCare LLC as the accounting survivor and surviving business entity and the Company as the surviving legal entity.

Operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi factors of atherosclerosis). The Company’s historical line of NSPs are: XenaCor, XenaZymePlus and XenaTri.

Commencing in mid 2005 the Company expanded focus and began to formulate NSPs for personal performance and lifestyle performance products. The Company also developed new distribution channels for the historical NSPs, including web site and infomercials. The Company has also formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, NSPs have been formulated, which the Company believes will combat the depletion effects of commonly prescribed drugs. Additionally, the Company has added a nutritional supplement (patent pending) that defends the skin from the damaging effects of the sun, and a patented process for an algae-based Omega 3 fatty acid food additive that is tasteless and odorless.  The Company has the worldwide rights to both proprietary items.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Xenacare, LLC, XenaStaff, Inc.and XenaCeuticals, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Going Concern

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations, and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from SunPill and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. No sales of common stock were consummated during Q1-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.  There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

NOTE 4. – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of $125,000 related to royalty advances associated with a recently signed agreement and $20,000 of prepaid legal expenses.

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $588,815 consist exclusively of advances made by the Companies existing shareholders, either in stock or cash, on behalf of the Company in order to facilitate certain transactions.  Per the terms of the advances, the Company is obligated to either replace the shares or reimburse the shareholder for the cash value of the transaction.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 6. – INCOME TAXES

The benefit from income taxes for the three months ended March 31, 2007 consist of the following:

Current:
Federal	$(158,514)
State	(25,642)
Benefit from income taxes	(184,156)
Increase in valuation allowance	184,156
Benefit from income taxes, net of allowance	$—

The difference between benefit from income taxes computed by applying the federal statutory Corporate tax rate and actual income tax expense for the three months ended March 31, 2007 is as follows:

Statutory federal income tax rate	34.00%
State income taxes, net of federal benefit	5.50
Increase in valuation allowance	(39.50)
Effective income tax rate	—%

The net deferred tax assets at March 31, 2007 are comprised of the following:

Deferred tax assets – non-current	$184,156
Valuation allowance	(184,156)
Net deferred tax asset	$—

The Company currently has a net operating loss (NOL) of $2,403,145 which can be utilized until the year 2027. The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 7. – COMMITMENTS AND CONTINGENCIES

Negotiations for several material agreements were completed in the second quarter of 2007 that were effective for the first quarter of 2007 as follows:

•

Business consulting agreements with two individuals for their services in the areas of mergers and acquisitions. These agreements cover compensation, health insurance benefits and pre-emptive rights on their number of shares outstanding and expire December 31, 2011.

•

Employment agreements with the Company’s President and Chief Executive Officer.  These agreements cover compensation and health insurance and expire December 31, 2011.

•

An Exclusive Licensing and Royalty Agreement with Mr. Robert Bell for the Sunpill. Payments are based upon sales volume with established quarterly minimum guaranteed royalty payments.

•

An Exclusive Sales Agreement with Algae BioSciences, Corp., for the exclusive worldwide rights to distribute an algae based Omega 3 fatty acid as a raw material.

•

An Image Marketing and Branding Agreement with Dr. Bob Arnot, a nationally known medical and news correspondent.  The terms of the agreement extend through May 31, 2009 and include various levels of compensation based upon performance.

NOTE 8. – COMMON STOCK

No sales of common stock were consummated during Q1-2007.  On May 2, 2007 the Company was approved by the Securities and Exchange Commission and the NASD for public trading on the OTC: Bulletin Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•

Overview. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

•

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2007 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of March 31, 2007.

Overview

XenaCare Holdings, Inc. designs, formulates, markets and sells nutrition supplement products (“NSPs”) and personal lubrication gels.

Our company was organized under the laws of Florida in June 2005 to formulate, market and sell personal performance and life style performance NSPs. Through our predecessor XenaCare LLC, we have historically been engaged in providing doctors’ offices with the education, sale and distribution of our XenaCare Clinical NSPs – XenaCor, XenaZyme Plus and XenaTri. Commencing in mid 2005, following our incorporation we began to formulate personal performance and lifestyle performance NSPs including Touch ‘n Tingle, an intimate personal lubrication cream as well as a line of NSPs for the replenishment of nutrients lost due to pharmaceutical medications. We also expanded our focus to market and distribute our products through mass media buys, including infomercials, web sales and direct marketing to healthcare providers and pharmacies.

Substantially all revenues to date have been generated from sales of XenaCor, XenaZymePlus and XenaTri in doctors’ offices. Since our inception we have never been profitable.

We purchase all of our products and supplies from third-party sources. We have no long-term contracts, as purchases are made on an order-by-order basis. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source.

The Company’s executive offices are located at 3275 West Hillsboro Boulevard, Suite 300, Deerfield Beach Florida 33442-9410. Our telephone number is (954-363-4507). Our web address is: www.XenaCare.com.

History of the Company

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001 following the formulate of its concept and alpha testing by its founder, Dr. Alan Xenakis for the limited purpose of the education, sale and distribution of NSPs at doctors’ offices.

Commencing in mid 2005 we expanded our focus and began to formulate NSPs for personal performance and lifestyle performance products. We also developed new distribution channels for our historical NSPs, including web site and infomercials. We have formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, we have formulated NSPs, which we believe will combat the depletion effects of commonly prescribed drugs.

We have entered into an exclusive worldwide proprietary licensing agreement with Robert Bell, the founder of Banana Boat and Sea and Ski sun protection products, through which we will showcase and market his latest invention, the Sunpill.  Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

Operations

Clinical

XenaCare’s Clinical products seek to shift a portion of current consumer “out-of-pocket” spending on non-effective and/or incomplete self-care performance and healing products obtained through a myriad of retail and Internet distribution systems back into the doctors’ offices. The doctors’ offices are where patients’ needs for our XenaCare Clinical NSPs are identified and access to the NSPs is provided through a nurse operating from our executive offices. XenaCare Clinical provides patients with access to proprietary nutritional supplements that come with the medical supervision of a doctor and information from our nurse.  We also plan to sell and distribute these products through chiropractors’ offices, pharmacies and other distribution outlets. We may also use infomercials and a book authored by Dr. Xenakis to promote these NSPs.XenaCor, XenaTri and XenaZymePlus are specifically formulated to support and help maintain the doctor directed patient healthcare for many risk factors, including those related to homocysteine levels, lipid control, blood flow and blood pressure. These NSPs are formulated under the guidelines of the Food and Drug Administration (“FDA”) and its regulation of the Nutritional supplement and Health Education Act. However, while the FDA regulates the nutritional supplement industry, no approvals by the FDA are required for our products. Currently we operate on a limited basis with 22 doctors’ offices located in New York and Florida. Doctors receive a commission for products sold at their offices.  We do not have written agreements with any doctor’s office or doctor.

We believe our XenaCare Clinical NSPs below support and maintain the following:

•

XenaCor:  the lowering of serum cholesterol, C-reactive protein and homocysteine levels. This product was designed to support cardiovascular health.

•

XenaTri:  the lowering of triglycerides and raising of HDL. This product was designed to support cardiovascular health.

•

XenaZyme Plus:  increases the body’s oxygen carrying capacities. This product was designed to support digestion.

We believe these NSPs significantly differentiate themselves from our competition including self-help vitamin, herbal and purported performance enhancing product manufacturers and distributors. These NSPs are formulated to support the delivery of measurable subjective (improved medical history) and/or objective (laboratory results) effects regardless of what other medications or supplements the patient is taking. We believe that these NSPs support significant positive health actions and outcomes without deleterious adverse side effects. The Company does not diagnose nor treat diseases. Our products are only formulated to support and maintain an individual’s health and well being.

Replenishment Systems

Our Body Replenishment products (“B.R.S.”) provide patient access to NSPs that resolve prescription induced nutrient depletion problems widely recognized by both consumer and clinician. As stated in The Drug-induced Nutrient Depletion Handbook, second edition (2003) by Ross Pelton et al., “16 of the top 20 drugs are associated with drug/nutrient interaction.” Since B.R.S. focuses on replacing drug depleted nutrients and does not position itself as a primary line, it will not compete with our XenaCare Clinical products. Our XenaCare Clinical products specifically support disease treatment. We believe that the B.R.S. will meet a high revenue opportunity without affecting current revenue generating XenaCare Clinical products. The B.R.S. line will be marketed and sold through the same outlets as the XenaCare Clinical products. This strategy has no effect on the current and future operations of our XenaCare Clinical products.

Presently twelve new formulations have been designed and manufactured for patients treated with prescription drugs for high blood pressure, heart disease, diabetes, ulcers, depression, infection, arthritis, aids and weight loss. B.R.S. intends to utilize healthcare professionals to execute enrollment and education of patients via toll free telephone and virtual computer linkups, using the same marketing and sales practices as our current XenaCare Clinical operations. We believe B.R.S. is a natural extension of the way doctors’ conduct their practice. We believe doctors will accept these products because they are aware that supplementation for prescription induced nutrition depletion is necessary and important for patient health outcomes. As part of our marketing program, Dr. Xenakis, our chairman and founder, wrote a book titled, “When Good Medicines do Bad Things to Healthy Bodies” in 2006. In addition, an infomercial featuring Dr. Xenakis is being produced to educate the consumer on the depletion of nutrients by use of prescription drugs.

We commenced the marketing of these products in late 2006 in independent pharmacies in Florida and New York as well as in doctors’ offices. We also intend to distribute these body replenishment NSPs through traditional healthcare facilities, as well as direct market consumer sales via Internet marketing, and radio/television advertising. There is no FDA regulation or approval with respect to the replenishment formulations.

Personal Performance Products

Following our incorporation and reorganization in June 2005, it was determined that we would develop additional products for markets not previously targeted by us. The first such market was the Personal Performance market. As reported by “The Drug Topics” (July 11, 2005 issue), personal lubricants accounted for more than $500 million in drugstore sales during 2004. We have developed Touch ‘n’ Tingle Men and Touch ‘n’ Tingle Woman, which are water based personal gels. The water-based gels are safe to use with latex condoms. For both men and women the proprietary blend of TNT gels were developed to support the maximum flow and absorption allowed by the FDA for pleasurable intimacy use without unwanted side effects. The gels are packaged and distributed in single use pouches.

Lifestyle Performance Products

We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Nutritional Supplements – The Sunpill and AlGal

We have entered into a worldwide exclusive Licensing Agreement with Robert Bell, the founder of Banana Boat, Sea and Ski and now the Sunpill, An inventor at the forefront of protecting skin from the damaging effects of the sun, Bell, has licensed us to produce and distribute the Sunpill, a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damaged skin. The composition of the Sunpill, when taken daily, protects the skin against the effects of ultraviolet (UV) irradiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage, and skin cancer.

AlGal is a pure uncontaminated algae based Omega 3 fatty acid commonly found in cold water fish such as salmon. Omega 3 promotes heart health, and has been linked to increased brain function. It contributes to lowering blood pressure and strengthening artery walls. The algae based Omega 3 is only produced naturally one place on the earth, and the production process is patented. There is no fishy smell or taste to AlGal. Through an exclusive worldwide Sales Agreement with Algae BioSciences, Corp. we intend to distribute the raw material as an additive to food products such as cereal, and also as a nutritional supplement.

Additionally, we have entered into an agreement with Dr. Bob Arnot, a nationally known medical news correspondent who will serve as our Spokesperson for these nutritional supplements. Dr. Arnot provides such services to General Mills, among others.

Formulation of NSPs

The Company’s NSPs are currently formulated by Dr. Xenakis and Bill Downs and are proprietary to the Company. The Company has no trademark or patent protection for any of its products or services. We have historically expensed in selling, general and administrative our formulation costs and do not have any separately itemized research and development expenses.

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with us, the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

We purchase all of our products from third-party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our business and results of operations.

Material Agreements

Negotiations for several material agreements were completed in the second quarter of 2007 that were made effective for the first quarter of 2007 as follows:

We have entered into a Business Consulting Agreement with Bobby Story, in which Mr. Story will receive a base compensation of $12,000 per month, health insurance up to $10,000 annually, and pre-emptive rights to maintain ten percent (10%) of the outstanding shares of Common Stock of the Company. Mr. Story will serve as the Company’s Chief Financial Officer, as well as seek merger and acquisition candidates. Mr. Story’s contract expires on December 31, 2011.

We have entered into a Business Consulting Agreement with Gary Spaniak Sr., in which Mr. Spaniak will receive a base compensation of $12,000 monthly, health insurance up to $10,000 annually, and pre-emptive rights to maintain ten percent (10%) of the outstanding shares of Common Stock of the Company. Mr. Spaniak will seek merger and acquisition candidates as well as advise the Company concerning other business issues. Mr. Spaniak’s contract expires on December 31, 2011.

We have entered into an Employment Agreement with Frank Rizzo, in which Mr. Rizzo will receive a base salary of $12,000 monthly, and health insurance up to $10,000 annually. Mr. Rizzo will serve as the Company’s President. Mr. Rizzo’s contract expires on December 31, 2011.

We have entered into an Employment Agreement with Dr. Alan Xenakis, in which Dr. Xenakis will receive a base salary of $12,000 monthly, and health insurance up to $10,000 annually. Dr. Xenakis will serve as the Company’s Chief Executive Officer. Dr. Xenakis’s contract expires on December 31, 2011.

We have entered into an exclusive Licensing and Royalty Agreement with Mr. Robert Bell for the Sunpill.  Payments are based upon sales volume with established quarterly minimum guaranteed royalty payments.

We have entered into an Image Marketing and Branding Agreement with Dr. Bob Arnot, a nationally known medical and news correspondent.  The terms of the agreement extend through May 31, 2009 and include various levels of compensation based upon performance.

We have entered into an Exclusive Sales Agreement with Algae BioSciences, Corp., for the exclusive worldwide rights to distribute an algae based Omega 3 fatty acid as a raw material.

Competition

The nutritional supplement and personal intimacy industries are highly competitive. Many of the Company’s competitors are large, well-known companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have formulary capabilities that may allow them to formulate new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those formulated by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Our nutritional products, in general, compete against similar products distributed by national chain stores, such as GNC and Vitamin Shoppe. Our personal performance products compete against a number of well-known brands such as KY Jelly. We are unaware of any competitors for our replenishment products, as these products are in their infancy. As the Company’s sales grow, competitors may attempt to introduce products that compete directly against our products. Our failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

Proprietary Rights

The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently formulating products that are substantially equivalent or superior. The Company has no patent or trademark protection.

Governmental Regulation

The Federal Drug Administration (FDA) oversees product safety, manufacturing, and product information, such as claims on the product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•

the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•

requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•

labeling requirements for dietary or nutritional supplements for which “high potency,” “antioxidant,” and “trans-fatty acids” claims are made;

•

notification procedures for statements on dietary and nutritional supplements; and

•

pre-market notification procedures for new dietary ingredients in nutritional supplements.

We utilize a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of our products. We continuously update our substantiation program to expand evidence for each of our product claims and notify the FDA of certain types of performance claims made in connection with our products.

In certain markets, including the United States, specific claims made by us with respect to our products may change the regulatory status of a product. For example, a product sold as a nutritional supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a nutritional supplement, the labeling and marketing must comply with the provisions in the Dietary Supplement Health and Education Act of 1994 (DSHEA) and the FDA’s extensive regulations. As a result, we have procedures in place to promote and enforce compliance by our employees related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulations applicable to our products, and the varied regulators enforcing these regulatory requirements, determining how to conform to all requirements is often open to interpretation and debate. As a result, we can make no assurances that regulators will not question any of our actions in the future, even though we have put continuing effort into complying with all applicable regulations.

Nutritional supplements are also subject to the Nutrition, Labeling and Education Act and various other acts that regulate health claims, ingredient labeling, and nutrient content claims that characterize the level of nutrients in a product. These acts prohibit the use of any specific health claim for nutritional supplements unless the health claim is supported by significant scientific research and is pre-approved by the FDA.

Regulators such as the Federal Trade Commission (FTC) regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous nutritional supplement companies for false and/or misleading marketing practices, as well as misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately, and further require marketers to maintain adequate substantiation for their claims. The FTC requires such substantiation to be competent and reliable scientific evidence. Specifically, the FTC requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

We do not believe that Stark laws are applicable to our business because all of our products are sold for cash and thee are no third party payor Medicare/Medicaid reimbursements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2007(“Q1-2007”) to the Three Months Ended March 31, 2006 (“Q1-2006”)

Total revenues decreased $75,658 or 67.3%, from $112,330 in Q1-2006 to $36,672 in Q1-2007. Substantially all of our revenues to date have been generated by our proprietary XenaCare Clinical NSPs - XenaCor, XenaTri and Xena Zyme Plus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 21 months. Although we will continue to market our NSPs , we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a revolutionary defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal , a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q1-2007.

Our total cost of revenues was $34,796 for Q1-2007 compared to $5,824 for Q1-2006. These costs represent a percentage of product sales of 94.8% for the year 2007 and 5.1% as a percentage of product sales for the year 2006. The increase of $28,972 or 497.4%, in costs of revenue is related to product mix and management’s inability to control certain product costs that escalated at an alarming rate during Q1-2007. These increases outstripped management’s ability to pass them onto their customers during Q1-2007 and as a result significantly impacted margins for the first quarter.

Selling and marketing costs increased $129,756 or 128.6% from $100,844 in Q1-2006 to $230,600 in Q1-2007. The increase in selling and marketing expenses is primarily due to an increase in consulting fees, from $99,000 in Q1-2006 to $171,750 in Q1-2007, associated with management consulting efforts to expand its focus specifically to target the successful introduction of new products and marketing channels and to acquire through business combinations interests in companies consistent with XenaCare’s business plan. An additional $53,000 was expended in Q1-2007 to brand new products through a celebrity spokesperson.

General and administrative costs increased $69,921 or 42.1% from $165,768 in Q1-2006 to $235,689 in Q1-2007. The increase in general and administrative expenses is related to increases in professional fees of $92,447 and travel and entertainment of $11,110 directly related to the Company’s efforts to expand their focus specifically to target new products including the Sunpill and AlGal. These increases were offset by decreases in personnel costs of $21,157 and office expenses of $12,479 as a result of management’s efforts to reduce targeted administrative expenses.

Liquidity and Capital Resources

We incurred an accumulated deficit at March 31, 2007 of $3,011,283. We had $449.056 of positive working capital at March 31, 2007 compared to $298,377 at December 31, 2006. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q1-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Our recurring losses from operations, and increased contractual agreements raise doubt about our ability to continue as a going concern. Based on our current plans, we anticipate that revenues earned from SunPill and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities. No sales of common stock were consummated during Q1-2007.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the third quarter of 2007 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of March 31, 2007 there were no commitments for long-term capital expenditures.

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and our other filings with the SEC.

Risk Factors

We have a history of losses and if these losses continue you may lose your entire investment in our Company.

We have a history of operating losses in our business and have incurred significant net losses since our inception. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section.

Our continued operating losses have contributed to the deterioration of our cash position. Further, we have used a significant amount of our cash for consulting services, web hosting, infomercials, new product inventory and marketing materials including the publication of a book about our products. We expect that cash on hand together with funds raised under this offering will permit us to fund our current operations for the next twelve months. Unexpected increases in negative cash flow from operations or the failure to generate sales from our new products would cause us to require additional external financing before that time. Under those circumstances, if we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

The nutrition supplement industry and personal intimacy product market are intensely competitive and the strengthening of any of our competitors could harm our business.

The nutrition supplement industry is intensely competitive. Many competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

XenaCare may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, subject to the repeal of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), or subject to more stringent interpretations of current laws or regulations, from time to time in the future which may adversely impact our business and operations.

We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. We also cannot predict what effect these regulations, and the related publicity from promulgation of such regulations, could have on consumer perceptions related to the nutrition supplement market in which we will operate. The Company depends on positive publicity as it relates to the efficacy and overall health benefits derived from such products. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The Food and Drug Administration has also announced that it is considering promulgating new Good Manufacturing Practices regulations, specific to nutrition supplements.

Such regulations, if promulgated, may be significantly more rigorous than currently applicable regulations and contain quality assurance requirements similar to Good Manufacturing Practices regulations for drug products. Therefore, we may be required to expend additional capital resources on upgrading manufacturing processes and/or equipment in the future in order to comply with the law. The Food and Drug Administration or other governmental regulatory bodies could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products and expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The Company’s failure to comply with applicable Food and Drug Administration regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and possible criminal prosecutions. Because of the broad language of certain sections of DSHEA and the regulations that implement it, it is difficult for any company manufacturing or making nutrition supplements to remain in strict compliance. If we do not comply we may be subject to penalties.

We rely on limited intellectual property protection as an important element of competition.

We currently have no trademark registration for any of our products. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain jurisdictions where our products are sold.

Currently, we have no patents on our NSPs. However as we move forward with our branding strategy we plan to file for name trademarks on all our products. We will continue to use the current business strategy of adding proprietary blends to each NSP formula. More than the name trademark the proprietary blend formula makes formula replication challenging for any possible competitor. We believe adding proprietary blends make replication quite difficult and expensive. However, to the extent we do not have patents on our products, another company may replicate one or more of our products. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

If our insurance coverage is not sufficient to cover all risk exposure, we may be subject to losses.

XenaCare continues its efforts to maintain applicable insurance coverage for its officers, general liability insurance, and product liability insurance at levels deemed adequate by the Company’s Board of Directors. XenaCare cannot guarantee that these same levels of insurance, at premiums acceptable to the Company, will be available in the future. As related to product liability insurance, a reduction in coverage or exclusion for one or more key raw materials, may adversely affect our ability to continue our business as currently conducted. In addition, a loss of one or more of any of these insurance policies, or a claim-related loss in excess of insured limits might adversely affect our ability to continue our business as it is currently structured.  Although we currently maintain $1,000,000 liability and medical expenses and $2,000,000 general aggregate ($5,000 deductible per occurrence) in the event that we become liable, there can be no assurance that our current insurance policy will be adequate to cover any such liabilities.

Like other retailers, distributors and manufacturers of nutrition supplements, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

While management believes we are fully compliant with DSHEA, we may be subjected to various product liability claims, including claims that the NSPs we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. While to date we have never been subject to any product liability claim, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. Although we select our third-party vendors, in part, on the fact that they themselves carry insurance against liability claims, we do not have formal indemnification arrangements with the third-party vendors from which we source our NSPs. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages. In addition, interactions of our NSPs with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

While XenaCare makes no labeling claims with its NSPs, because we will be dealing with large numbers of end users and will have a significant level of legal exposure due to this volume of customer relationships. The most serious area of exposure will be in relation to product advertising claims and the product quality. People may purchase NSPs from us expecting certain physical results, unique to nutrition products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution. We have no assurance that our insurance company will comply with coverage in all instances or that such coverage will be adequate to cover all potential losses.

Our business may be adversely affected by unfavorable publicity within the nutrition supplement market or personal intimacy market.

We believe that the nutrition supplement and personal intimacy markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the nutrition supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our NSPs, personal performance or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that nutrition supplements or personal performance products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We are reliant on a limited number of products to generate revenues.

We currently offer a limited number of products. If we are unable to increase the number of products we offer, the risks associated with our business will increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the results of our operations.

Our success is dependent upon the successful introduction of our new products and success in expanding the demand for existing brands.

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to the public. At present, we have limited resources to spend on advertising and marketing therefore we will rely, to a large extent, on our agreements with strategic partners to assist in our development of distribution channels. Our ability to meet future obligations is dependent in large measure on the success of our product sales. We expect to introduce additional products. The success of new products is dependent upon a number of factors, including our ability to formulate products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to formulate new products will be successful or that consumers will accept our new products. In addition, products experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

Outside manufacturers and suppliers make and supply all of our products. We do not have long-term agreements with our manufacturers or suppliers. Our profit margins and timely product delivery are dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of our outside suppliers and manufacturers to produce the ingredients and products and to comply with all applicable regulations. As a precaution, we have approved alternate suppliers and manufacturers for our products. We believe we have dependable suppliers for all of our ingredients. If our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business. However, the failure of our primary suppliers or manufacturers to supply ingredients or produce our products could adversely affect our business operations.

We do not have long-term contracts with suppliers, manufacturers and distributors are limited and we are dependent on the services of these third parties.

We purchase all of our products from third-party suppliers and manufacturers pursuant to purchase orders, but without any long-term agreements. In the event that a current supplier or manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.

Many of our competitors have substantially greater financial, technical and human resources than we do.

We do not engage in research and development. Our competitors may succeed in formulating products that are more effective than those currently marketed or proposed for formulation by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

In addition, large pharmaceutical companies have begun to compete with others and with us in the supplement industry. Packaged food and beverage companies compete with us on a limited basis in the supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than ours.

We also face competition in both the health food store and mass market distribution channels from private label nutrition supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.

In connection with the review of our condensed consolidated financial statements for the three months ended March 31, 2006, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.

We will use our best efforts to maintain necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls

None.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ALAN XENAKIS	Chief Executive Officer and (principal executive officer) Chairman	July 3, 2007
Dr. Alan Xenakis

/s/ BOBBY STORY	Chief Financial Officer and Treasurer (principal financial and accounting officer)	July 3 , 2007
Bobby Story

/s/ FRANK RIZZO	President and Director	July 3, 2007
Frank Rizzo