Form 10QSB
period 2007-06-30
Xenacare Holdings, Inc.
filed 2007-08-20
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-QSB

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at August 15, 2007: 23,067,192

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEET

3

CONSOLIDATED STATEMENTS OF OPERATIONS

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Unaudited)

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITIONS AND RESULTS OF OPERATIONS

10

ITEM 3. CONTROLS AND PROCEDURES

20

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

22

ITEM 5. OTHER INFORMATION

22

ITEM 6. EXHIBITS

22

SIGNATURES

23

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means XenaCare Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$(7,399)	$44,179
Inventory	381,828	295,403
Prepaid expenses and other current assets	145,000	—

Total Current Assets	519,428	339,582

Office furniture and equipment, net	158,458	172,396

TOTAL ASSETS	$677,886	$511,978

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$198,091	$41,205
Loans from affiliates	107,650
Total Current Liabilities	305,741	41,205

Notes payable - non-current	105,500	—
Other liabilities	784,815	—
TOTAL LIABILITIES	1,196,056	41,205

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, blank check, 5,000,000 shares authorized: none issued
	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized: 23,067,192 and 22,180,409 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively

	23,067	22,180
Additional paid-in-capital	4,386,776	3,023,658
Stock subscription receivable	(30,000)	(30,000)
Accumulated deficit	(4,898,013)	(2,545,065)
Total Shareholders' Equity	(518,170)	470,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$677,886	$511,978

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product sales	$23,886	$73,086	$58,558	$160,944
Service revenue	—	37,257	—	61,729
Other fee revenue	—	98	2,000	(902)
Total revenue	23,886	110,442	60,558	221,771

Cost of revenue	(5,061)	6,857	29,735	41,124
Gross profit	28,947	103,584	30,823	180,647

Operating costs and expenses:
Selling and marketing	158,279	568,613	388,879	723,457
General and administrative	287,141	241,574	531,918	546,613
Total operating costs and expenses	455,420	810,187	920,797	1,270,070

Loss from operations	(416,474)	(706,604)	(889,975)	(1,089,424)

Other income (expense)
Interest expense	—	(1)	—	(361)
Other income	—	—	—	(35,250)
Other expenses	37,817	(1,590)	36,012	(1,942)
Total other income (expense)	37,817	(1,591)	36,012	(37,552)

Net Loss	$(378,657)	$(708,194)	$(853,964)	$(1,126,976)

Weighted average shares - basic and diluted	22,487,179	21,096,662	22,487,179	20,956,370
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.043)	$(0.06)

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(853,963)	$(1,126,975)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	18,176	8,000
Stock issued for services and settlements	(134,980)	1,324,733
Changes in operating assets and liabilities:
Accounts receivable	—	(5,000)
Inventory	(86,425)	(113,185)
Prepaid expenses and other current assets	(145,000)	52,955
Accounts payable and accrued expenses	156,886	(34,413)
Net cash used in operating activities	(1,045,305)	106,114

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(4,238)	14,573
Proceeds from deposit return	—	4,737
Net cash provided by (used in) investing activities	(4,238)	19,310

Cash Flows from Financing Activities:
Proceeds from notes payable	105,500	—
Advances from related parties	892,465	(3,505)
Investor deposits	—	—
Net cash provided by financing activities	997,965	(3,505)

Increase (Decrease) in Cash	(51,578)	121,920
Cash, Beginning of Period	44,179	950

Cash, End of Period	$(7,399)	$122,870

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Products formulated include gels and creams for the personal performance market and products for the energy/lifestyle performance market, including the Sun Pill, which protects the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. We anticipate generating sales through our websites and from infomercials in the third quarter of 2007.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 6. – INCOME TAXES

The benefit from income taxes for the six months ended June 30, 2007 consist of the following:

Current:
Federal	$(249,547)
State	(40,368)
Benefit from income taxes	(289,915)
Increase in valuation allowance	289,915
Benefit from income taxes, net of allowance	$—

The difference between benefit from income taxes computed by applying the federal statutory Corporate tax rate and actual income tax expense for the six months ended June 30, 2007 is as follows:

Statutory federal income tax rate	34.00%
State income taxes, net of federal benefit	5.50
Increase in valuation allowance	(39.50)
Effective income tax rate	—%

The net deferred tax assets at June 30, 2007 are comprised of the following:

Deferred tax assets – non-current	$289,915
Valuation allowance	(289,915)
Net deferred tax asset	$—

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2007 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of June 30, 2007.

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

Results of Operations

Comparison of the Three months Ended June 30, 2007(“Q2-2007”) to the Three months Ended June 30, 2006 (“Q2-2006”)

Total revenues decreased $86,556 or 78.4%, from $110,442 in Q2-2006 to $23,886 in Q2-2007. Substantially all of our revenues to date have been generated by our proprietary XenaCare Clinical NSPs - XenaCor, XenaTri and Xena Zyme Plus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 24 months. Although we will continue to market our NSPs , we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a revolutionary defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal , a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q2-2007.

Our total cost of revenues was $(5,061) for Q2-2007 compared to $6,857 for Q2-2006. The decrease of $11,918 or 173.8%, in costs of revenue is related to our redirection of business focus from XenaCare Clinical NSPs to the development phase of our new product lines, which are currently in production.

Selling and marketing costs decreased $411,334 or 72.3% from $568,613 in Q2-2006 to $158,279 in Q2-2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from XenaCare Clinical NSPs. Our new products, the Sunpill and AlGal, are in the development stage.

General and administrative costs decreased $74,433 or 30.8% from $241,574 in Q2-2006 to $167,141 in Q2-2007. The decrease in general and administrative expenses is related to management’s efforts to reduce targeted administrative expenses.

Comparison of the Six months Ended June 30, 2007 (“6Mos 2007”) to the Six months Ended June 30, 2006(“6Mos 2006”)

Total revenues decreased $161,213 or 72.7%, from $221,771 for the six months ended June 30, 2006 to $60,558 for the six months ended June 30, 2007.

Our total cost of revenues was $29,735 for the six months ended June 30, 2007 compared to $41,124 for the six months ended June 30, 2006.

Selling and marketing costs decreased $334,578 or 46.2% from $723,457 for the six months ended June 30, 2006 to $388,879 for the six months ended June 30, 2007.

General and administrative costs decreased $134,695 or 24.6% from $546,613 for the six months ended June 30, 2006 to $411,918 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We incurred a net loss for the six months ended June 30, 2007 of $ 733,964. We had $333,687 of positive working capital at June 30, 2007 compared to $298,377 at June 30, 2006. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q2-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the third quarter of 2007 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of June 30, 2007 there were no commitments for long-term capital expenditures.

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

In connection with the review of our condensed consolidated financial statements for the six months ended June 30, 2006, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

Signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ALAN XENAKIS	Chief Executive Officer and (principal executive officer) Chairman	August 20, 2007
Dr. Alan Xenakis

/s/ BOBBY STORY	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 20, 2007
Bobby Story

/s/ FRANK RIZZO	President and Director	August 20, 2007
Frank Rizzo