Form 10QSB/A
period 2007-06-30
Xenacare Holdings, Inc.
filed 2007-09-25
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

Amendment No. 1 to

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEET

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITIONS AND RESULTS OF OPERATIONS

9

ITEM 3. CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

21

ITEM 5. OTHER INFORMATION

21

ITEM 6. EXHIBITS

21

SIGNATURES

22

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means XenaCare Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$—	$44,179
Inventory	381,828	295,403
Prepaid expenses and other current assets	147,350	—
Total Current Assets	529,178	339,582

Office furniture and equipment, net	158,458	172,396

TOTAL ASSETS	$687,636	$511,978

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$7,399	$—
Accounts payable and accrued expenses	208,631	41,205
Total Current Liabilities	216,030	41,205

Notes payable - non-current	105,500	—
Other liabilities	649,836	—
TOTAL LIABILITIES	971,366	41,205

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, blank check, 5,000,000 shares authorized: none issued
	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized: 23,067,192 and 22,180,409 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively

	23,067	22,180
Additional paid-in-capital	4,736,279	4,737,166
Stock subscription receivable	(30,000)	(30,000)
Accumulated deficit	(5,013,076)	(4,258,573)
Total Shareholders' Equity (Deficit)	(283,730)	470,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (Deficit)	$687,636	$511,978

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product sales	$23,886	$73,086	$58,558	$160,944
Service revenue	—	—	—	—
Other fee revenue	—	—	—	—
Total revenue	23,886	73,086	58,558	160,944

Cost of revenue	14,567	51,724	38,063	86,261
Gross profit	9,319	21,362	20,495	74,683

Operating costs and expenses:
Selling and marketing	158,279	1,076,716	407,267	1,169,457
General and administrative	145,642	150,852	367,584	263,248
Total operating costs and expenses	303,921	1,227,568	774,851	1,432,705

Loss from operations	(294,602)	(1,206,206)	(754,356)	(1,358,022)

Other income (expense)
Interest expense	—	—	—	—
Other income	6,317	—	1,081	—
Other expenses	—	(10,089)	(1,228)	(10,441)
Total other income (expense)	6,317	(10,089)	(147)	(10,441)

Net Loss	$(288,285)	$(1,216,295)	$(754,503)	$(1,368,463)

Weighted average shares - basic and diluted	22,180,409	21,497,494	21,497,494	22,180,409
Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.06)

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(754,503)	$(1,368,463)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	18,176	21,146
Common stock issued for services	—	500,000
Changes in operating assets and liabilities:
Inventory	(86,425)	(113,185)
Prepaid expenses and other current assets	(147,350)	22,691
Accounts payable and accrued expenses	167,426	(34,414)
Net cash used in operating activities	(802,676)	(972,225)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(4,238)	(6,573)
Net cash provided by (used in) investing activities	(4,238)	(6,573)

Cash Flows from Financing Activities:
Proceeds from notes payable	105,500	—
Advances from related parties	649,836	—
Capital contributions	—	2,231,660
Issuance costs	—	(258,300)
Net cash provided by financing activities	755,336	1,973,360

Increase (Decrease) in Cash	(51,578)	994,562
Cash, Beginning of Period	44,179	950

Cash, End of Period	$(7,399)	$995,512

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi factors of atherosclerosis). The Company’s historical lines of NSPs are: XenaCor, XenaZymePlus and XenaTri.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Xenacare, LLC, XenaStaff, Inc. and XenaCeuticals, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $649,836 consist exclusively of advances made by the Companies existing shareholders, either in stock or cash, on behalf of the Company in order to facilitate certain transactions. Per the terms of the advances, the Company is obligated to either replace the shares or reimburse the shareholder for the cash value of the transaction.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

NOTE 6. – INCOME TAXES

The benefit from income taxes for the six months ended June 30, 2007 consists of the following:

Current:
Federal	$(256,531)
State	(41,498)
Benefit from income taxes	(298,029)
Increase in valuation allowance	298,029
Benefit from income taxes, net of allowance	$—

The difference between benefit from income taxes computed by applying the federal statutory corporate tax rate and actual income tax expense for the six months ended June 30, 2007 is as follows:

Statutory federal income tax rate	34.00%
State income taxes, net of federal benefit	5.50
Increase in valuation allowance	(39.50)
Effective income tax rate	—%

The net deferred tax assets at June 30, 2007 are comprised of the following:

Deferred tax assets – non-current	$1,174,530
Valuation allowance	(1,174,530)
Net deferred tax asset	$—

The Company currently has a net operating loss (NOL) of $2,973,492 which can be utilized until the year 2027. The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

NOTE 7. – COMMITMENTS AND CONTINGENCIES

Negotiations for several material agreements were completed in the second quarter of 2007 that were effective for the first quarter of 2007 as follows:

•

Business consulting agreements with two individuals for their services in the areas of mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expires December 31, 2011.

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

NOTE 8. – COMMON STOCK

On May 14, 2007 the Company was notified by the Securities and Exchange Commission that they would be effective for public trading after 60 days and subject to the submission of Post Effective Amendment No. 1 to its Form SB-2, updating certain information for the three months ended March 31, 2007.

During the second quarter of 2007, 886,783 of common shares were issued to certain founders resulting in a reduction of $887 to additional paid in capital equal to the par value of the shares issued.

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

Overview

XenaCare Holdings, Inc. was organized under the laws of Florida in June 2005. Our Company designs, formulates, markets and sells both clinical and lifestyle performance nutrition supplement products (“NSPs”). Our line of clinical NSPs include XenaCor, XenaZyme Plus and XenaTri. These products are poly-formulas designed to address key multi-factors in disease processes such as atherosclerosis and diabetes. In addition, the Company has formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. The Company has also formulated a line of  personal performance and lifestyle performance NSPs including Touch ‘n Tingle, an intimate personal lubrication cream. Substantially all revenues to date have been generated from sales of XenaCor, XenaZymePlus and XenaTri in doctors’ offices. However, in 2005 we expanded our focus to market and distribute our products through mass media buys, including infomercials, web sales and direct marketing to healthcare providers and pharmacies. Since our inception we have never been profitable.

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

Material Agreements

Negotiations for several material agreements were completed in the second quarter of 2007 that were made effective for the first quarter of 2007 as follows:

We have entered into a Business Consulting Agreement with Bobby Story, in which Mr. Story will receive a base compensation of $12,000 per month, health insurance up to $10,000 annually, as well as stock bonuses of Common Stock of the Company. Mr. Story will serve as the Company’s Chief Financial Officer, as well as seek merger and acquisition candidates. Mr. Story’s contract expires on December 31, 2011.

We have entered into a Business Consulting Agreement with Gary Spaniak Sr., in which Mr. Spaniak will receive a base compensation of $12,000 monthly, health insurance up to $10,000 annually, as well as stock bonuses of Common Stock of the Company. Mr. Spaniak will seek merger and acquisition candidates as well as advise the Company concerning other business issues. Mr. Spaniak’s contract expires on December 31, 2011.

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

Results of Operations

Comparison of the Three months Ended June 30, 2007(“Q2-2007”) to the Three months Ended June 30, 2006 (“Q2-2006”)

Total revenues decreased $49,200 or 67.3%, from $73,086 in Q2-2006 to $23,886 in Q2-2007. Substantially all of our revenues to date have been generated by our proprietary XenaCare Clinical NSPs - XenaCor, XenaTri and Xena Zyme Plus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 24 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q2-2007.

Our total cost of revenues was $14,567 for Q2-2007 compared to $51,724 for Q2-2006. The decrease of $37,157 or 71.8%, in costs of revenue is related to our redirection of business focus from XenaCare Clinical NSPs to the development phase of our new product lines, which are currently in production.

Selling and marketing costs decreased $918,437 or 85.3% from $1,076,716 in Q2-2006 to $158,279 in Q2-2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from XenaCare Clinical NSPs. Our new products, the Sunpill and AlGal, are in the development stage.

General and administrative costs decreased $5,210 or 3.5% from $150,852 in Q2-2006 to $145,642 in Q2-2007. The decrease in general and administrative expenses is related to management’s efforts to reduce targeted administrative expenses.

Comparison of the Six months Ended June 30, 2007 to the Six months Ended June 30, 2006

Total revenues decreased $102,386 or 63.6%, from $160,944 for the six months ended June 30, 2006 to $58,558 for the six months ended June 30, 2007.  Substantially all of our revenues to date have been generated by our proprietary XenaCare Clinical NSPs - XenaCor, XenaTri and Xena Zyme Plus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 24 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in 2007.

Our total cost of revenues decreased $48,198 or 55.9% to $38,063 for the six months ended June 30, 2007 compared to $86,261 for the six months ended June 30, 2006. The decrease in costs of revenue is related to our redirection of business focus from XenaCare Clinical NSPs to the development phase of our new product lines, which are currently in production.

Selling and marketing costs decreased $762,190 or 65.2% from $1,169,457 for the six months ended June 30, 2006 to $407,267 for the six months ended June 30, 2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from XenaCare Clinical NSPs. Our new products, the Sunpill and AlGal, are in the development stage.

General and administrative costs increased $104,336 or 39.6% from $263,248 for the six months ended June 30, 2006 to $367,584 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We incurred a net loss for the six months ended June 30, 2007 of $ 754,503. We had $313,148 of positive working capital at June 30, 2007 compared to $1,158,821 at June 30, 2006. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q2-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Our recurring losses from operations and increased contractual agreements raise doubt about our ability to continue as a going concern. Based on our current plans, we anticipate that revenues earned from SunPill and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

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

In connection with the review of our condensed consolidated financial statements for the six months ended June 30, 2007, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.5	Consulting Agreement with Gary Spaniak Sr., dated January 1, 2007
10.6	Consulting Agreement with Bobby Story, dated January 1, 2007
10.7	Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Alan Xenakis
10.8	Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Frank Rizzo
10.9	License Agreement, dated February 9, 2007, by and between Pure Laboratories LLC and XenaCare Holdings, Inc.
10.10	License Agreement, dated June 6, 2007, by and between Pure Laboratories LLC and XenaCare Holdings, Inc.
10.11	Public Educator Spokesperson Agreement, dated February 15, 2007, by and between XenaCare, Inc. and Bob Arnot
10.12	Definitive Output Agreement, dated January 30, 2007, by and between Algal Technologies, Inc. and Raw Material, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ALAN XENAKIS	Chief Executive Officer and (principal executive officer) Chairman	September 24, 2007
Dr. Alan Xenakis

/s/ BOBBY STORY	Chief Financial Officer and Treasurer (principal financial and accounting officer)	September 24, 2007
Bobby Story

/s/ FRANK RIZZO	President and Director	September 24, 2007
Frank Rizzo