Form 10QSB
period 2007-09-30
Xenacare Holdings, Inc.
filed 2007-11-19
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	2836	20-3075747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

14000 Military Trail, Suite 104

Delray Beach, Florida 33484

(Address of Principal Executive Office) (Zip Code)

(561) 496-6676

(Issuer’s telephone number, including area code)

3275 W. Hillsboro Boulevard, Suite 300

Deerfield Beach, Florida 33442

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		Yes	X	No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 23,597,537 Shares of $0.0001 par value common stock at November 10, 2007.

Transitional Small Business Disclosure Format (Check one):		Yes	X	No

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$28,888	$44,179
Inventory	377,540	295,403
Prepaid expenses and other current assets	127,350	—
Total Current Assets	533,778	339,582

Office Furniture and Equipment, net	150,424	172,396

TOTAL ASSETS	$684,202	$511,978

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$703,413	$41,205
Total Current Liabilities	703,413	41,205

Notes payable - non-current	328,846	—
Other liabilities	659,836	—
TOTAL LIABILITIES	1,692,095	41,205

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, blank check, 5,000,000 shares, authorized, none issued
Common stock, $0.001 par value, 45,000,000 shares authorized, 23,497,537 and 22,180,409 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23,497	22,180
Additional paid-in-capital	4,735,848	3,023,658
Stock subscription receivable	(30,000)	(30,000)
Accumulated deficit	(5,737,238)	(2,545,065)
Total Shareholders' Equity (Deficit)	(1,007,893)	470,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$684,202	$511,978

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product sales	$30,079	$42,346	$88,637	$203,290
Service revenue	—	36,521	—	36,521
Other fee revenue	—	3,378	—	3,378
Total revenue	30,079	82,245	88,637	243,189

Cost of revenue	18,551	13,069	56,614	99,330
Gross profit	11,528	69,176	32,023	143,859

Operating costs and expenses:
Selling and marketing	94,570	620,058	501,837	1,789,515
General and administrative	641,120	292,179	1,008,704	555,427
Total operating costs and expenses	735,690	912,237	1,510,541	2,344,942

Loss from operations	(724,162)	(843,062)	(1,478,519)	(2,201,084)

Other income (expense)
Interest expense	—	—	—	—
Other income	—	—	1,081	—
Other expenses	—	—	(1,228)	(10,442)
Total other income (expense)	—	—	(147)	(10,442)

Net Loss	$(724,162)	$(843,062)	$(1,478,666)	$(2,211,526)

Weighted average shares - basic and diluted	23,282,192	21,497,494	22,731,301	21,497,494
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.10)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,018,503)	$(2,211,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,264	26,452
Stock issued for services and settlements	(460,163)	500,000
Changes in operating assets and liabilities:
Accounts receivable	—	(308,955)
Inventory	(82,137)	(133,099)
Prepaid expenses and other current assets	(127,350)	57,386
Accounts payable and accrued expenses	662,207	(38,017)
Net cash used in operating activities	(998,681)	(2,107,757)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(5,292)	(11,363)
Proceeds from deposit return	—	4,737
Net cash provided by (used in) investing activities	(5,292)	(6,626)

Cash Flows from Financing Activities:
Proceeds from notes payable	328,846	(500,000)
Advances from (Payments to) related parties	659,836	(1,395)
Capital contributions	—	2,986,383
Net cash provided by financing activities	988,682	2,484,988

Increase (Decrease) in Cash	(15,292)	370,605
Cash, Beginning of Period	44,179	950

Cash, End of Period	$28,887	$371,555

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and life style performance nutrition supplement products (“NSPs”).

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

Our XenaCare Performance division (i) is involved in the formulation of a line of NSPs (gels and creams) for the personal performance market to be sold under the “Touch ‘n’ Tingle” brand and (ii) the formulation of a line of NSPs for the energy/lifestyle performance market to be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our most recent product addition, Sun Pill, is directed to the energy/lifestyle performance market. Sun Pill is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. We anticipate generating sales through our websites and from infomercials in the fourth quarter of 2007.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BRS, Inc., Xenacare, LLC, XenaStaff, LLC and XenaCeutical, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from SunPill and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

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

NOTE 4. – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of $125,000 related to royalty advances associated with a recently signed agreement.

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $794,815 consist exclusively of advances made by the Companies existing shareholders, either in stock or cash, on behalf of the Company in order to facilitate certain transactions. Per the terms of the advances, the Company is obligated to either replace the shares or reimburse the shareholder for the cash value of the transaction.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. – INCOME TAXES

The benefit from income taxes for the nine months ended September 30, 2007 and 2006 respectively, consists of the following:

	Nine Months September 30,
	2007	2006
Current:
Federal	$(502,746)	$(751,918)
State	(81,327)	(121,634)
Benefit from income taxes	(584,073)	(873,552)
Increase in valuation allowance	584,073	873,552
Benefit from income taxes, net of allowance	$—	$—

The difference between benefit from income taxes computed by applying the federal statutory corporate tax rate and actual income tax expense for the nine months ended September 30, 2007 and 2006 respectively, are as follows:

	Nine Months September 30,
	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	-39.5%	-39.5%
Effective income tax rate	0.0%	0.0%

The net deferred tax assets at September 30, 2007 are comprised of the following:

	September 30,
	2007	2006
Deferred tax assets - non-current	$1,460,574	$873,552
Valuation allowance	(1,460,574)	(873,552)
Net deferred tax asset	$—	$—

The Company currently has a net operating loss (NOL) of $3,697,654 which can be utilized until the year 2027. The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

NOTE 7. – COMMITMENTS AND CONTINGENCIES

Negotiations for several material agreements were completed in the second quarter of 2007 that were effective for the first quarter of 2007 as follows:

•

Business consulting agreements with two individuals for their services in the areas of mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – COMMON STOCK

On May 14, 2007 the Company was notified by the Securities and Exchange Commission that they would be effective for public trading after 60 days and subject to the submission of Post Effective Amendment No. 1 to its Form SB-2, updating certain information for the three months ended March 31, 2007. The SB-2 was accepted and closed July 14, 2007.

During the third quarter of 2007, 430,345 of common shares were issued to certain founders resulting in a reduction of $887 to additional paid in capital equal to the par value of the shares issued.

NOTE 9. – SUBSEQUENT EVENTS

On October 30, 2007 the Company entered into an agreement with Beta Pharmaceutical Corporation to acquire its “2BHealthy” division in exchange for 100,000 shares of the Company’s restricted common stock. The Company acquired, rights to 14 nutritional products including inventory, trademarks, stock keeping units (“SKU”) identities and existing slotting and shelf space. 2BHealthy is a manufacturer and international distributor of nutritional supplements and prescription pharmaceuticals to numerous South American, Asian and European countries.

On November 14, 2007 the Company entered into an agreement with Natural Health Network, LLC (“NHN”) whereby the Company agreed to license, market and distribute certain of the Company’s published books and materials and to market and distribute a proprietary formulation of certain of the Company’s nutritional supplement products. The Company will receive license fees and royalties for sales of its products and literature. NHN is a direct response marketing company whose expertise is in creating and developing product, supply chain creation and management, production of direct response commercials or infomercials and promoting, marketing and selling product to consumers, distributors and retailers. The initial agreement covers a book published by our CEO and Chairman, Dr Alan Xenakis, MD titled “When Good Medicines Do Bad Things to Healthy Bodies”. The agreement is performance based, providing for royalties and license fees based on units sold. The agreement also provides for, as an additional incentive, the issuance of 1,250 shares of the Company’s common stock upon execution of the agreement and an additional 25,000 shares for every 250,000 units sold, up to a maximum of 100,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•

Overview and Operations. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2007 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of September 30, 2007.

•

Risk Factors. This section discusses the potential risks and uncertainties associated with investing in our securities.

Overview and Operations

XenaCare Holdings, Inc. (the “Company”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute nutrition supplement products (“NSPs”). Its predecessor, XenaCare LLC was organized in 2001 to validate its concept and conduct “market tests” by our CEO and Chairman, Dr. Alan Xenakis for the limited purpose of the education, sale and distribution of NSPs at doctors’ offices.

The Company currently operates or is in the process of developing the following lines of NSPs and performance products:

•

Our line of Clinical NSPs includes XenaCor, XenaZyme Plus and XenaTri. These products are poly-formulas designed to address key multi-factors in disease processes such as atherosclerosis and diabetes. The Company has expanded its historical clinical line by formulating a line of body replenishment NSPs, which are designed to combat the nutrient depletion effects of commonly prescribed drugs.

•

Our line of Personal Performance Products includes Touch ‘n Tingle, a topical cream, formulated to support for certain intimate performance enhancing pharmaceuticals.

•

Our line of Lifestyle Performance Products is currently under development. We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

•

Our line of Protective NSPs currently consists of Sunpill and AlGal. Sunpill is a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage. AlGal is a pure uncontaminated algae based Omega 3 fatty acid.

Since mid 2005, we expanded our focus and began to formulate NSPs for personal and lifestyle performance products. We also developed new distribution channels for our historical Clinical NSPs. We have also entered into an exclusive worldwide proprietary licensing agreement with Robert Bell, the founder of Banana Boat and Sea and Ski sun protection products, through which we will showcase and market his latest invention, the Sunpill. Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

Substantially all revenues to date have been generated from sales of historical Clinical NSPs, XenaCor, XenaTri and XenaZymePlus in doctors’ offices. Since our inception, we have never been profitable.

We purchase all of our products and supplies from third-party sources. We have no long-term contracts, as purchases are made on an order-by-order basis. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source.

The Company’s executive offices are located at 14000 Military Trail, Suite 104, Delray Beach, Florida 33484. Our telephone number is (561) 496-6676. Our web address is: www.XenaCare.com.

Clinical NSPs

Our line of Clinical NSPs seek to shift a portion of current consumer “out-of-pocket” spending on ineffective and/or incomplete self-care and healing products, obtained through a myriad of retail and Internet distribution systems, back into the doctors’ offices. The doctors’ offices are where the patients’ need for our Clinical NSPs is identified. Our Clinical NSPs provide patients with access to proprietary nutritional supplements under a doctor’s medical supervision. We also plan to sell and distribute these products through chiropractors’ offices, pharmacies and other distribution outlets. We may also use infomercials and a book authored by Dr. Xenakis, CEO and Chairman to promote our Clinical NSPs.

XenaCor, XenaTri and XenaZymePlus are specifically formulated to support and help maintain the doctor directed patient healthcare for many risk factors, including those related to homocysteine levels, lipid control, blood flow and blood pressure. These NSPs are formulated under the guidelines of the Food and Drug Administration (“FDA”) and its regulation of the Nutritional supplement and Health Education Act. However, while the FDA regulates the nutritional supplement industry, no approvals by the FDA are required for our products. Currently we operate on a limited basis with 22 doctors’ offices located in New York and Florida. Doctors receive a commission for products sold at their offices, however, we do not have written agreements with any doctor’s office or doctor.

We believe our Clinical NSPs listed below support and maintain the following:

•

XenaCor: the lowering of serum cholesterol, C-reactive protein and homocysteine levels. This product was designed to support cardiovascular health.

•

XenaTri: the lowering of triglycerides and raising of HDL. This product was designed to support cardiovascular health.

•

XenaZyme Plus: increases the body’s oxygen carrying capacities. This product was designed to support digestion.

We believe these NSPs significantly differentiate themselves from our competition including self-help vitamin and herbal product manufacturers and distributors. These NSPs are formulated to support the delivery of measurable subjective (improved medical history) and/or objective (laboratory results) effects regardless of what other medications or supplements the patient is taking. We believe that these NSPs support significant positive health actions and outcomes without deleterious adverse side effects. The Company does not diagnose nor treat diseases. Our products are only formulated to support and maintain an individual’s health and well being.

Body Replenishment Systems (“BRS”) formulations provide patients access to NSPs that combat prescription drug induced nutrient depletion problems widely recognized by both consumer and clinician. As stated in The Drug-induced Nutrient Depletion Handbook, second edition (2003) by Ross Pelton et al., “16 of the top 20 drugs are associated with drug/nutrient interaction.” BRS formulations focus on replacing prescription drug depleted nutrients and position themselves as extensions to the primary Clinical NSPs. We believe that BRS formulations will not compete with our historical Clinical NSPs as our historical Clinical NSPs specifically support disease treatment. We also believe that BRS formulations will meet a high revenue opportunity without affecting current revenue generating Clinical NSPs. The BRS formulations will be marketed and sold through the same outlets as our other Clinical NSPs. This strategy has no effect on the current and future operations of our other Clinical NSPs.

Presently twelve new formulations have been designed and manufactured for patients being treated with prescription drugs for high blood pressure, heart disease, diabetes, ulcers, depression, infection, arthritis, aids and weight loss. BRS intends to utilize healthcare professionals to execute enrollment and education of patients via toll free telephone and virtual computer linkups, using the same marketing and sales practices as our current Clinical NSPs operations. We believe BRS is a natural extension of the way doctors’ conduct their practice and that doctors will accept these products because they are aware that supplementation for prescription induced nutrition depletion is necessary and important for positive patient health outcomes. As part of our marketing program, Dr. Xenakis, our CEO and chairman, wrote a book titled, “When Good Medicines do Bad Things to Healthy Bodies” in 2006. In addition, an infomercial featuring Dr. Xenakis is being produced to educate the consumer on the depletion of nutrients by the use of prescription drugs.

We commenced the marketing of these products in late 2006 in independent pharmacies in Florida and New York as well as in doctors’ offices. We also intend to distribute these nutrient replenishment NSPs through traditional healthcare facilities, as well as direct market consumer sales via Internet marketing, and radio/television advertising. There is no FDA regulation or approval with respect to the replenishment formulations.

Personal Performance Products

Following our incorporation and reorganization in June 2005, it was determined that we should develop additional products for markets not previously targeted by us. As reported by “The Drug Topics” (July 11, 2005 issue), personal lubricants accounted for more than $500 million in drugstore sales during 2004. To address this demand, we have developed Touch ‘n’ Tingle for both Men and Woman. In keeping with the Company’s overall mission to support and maintain an individual’s health, these products are not just personal lubricants but are formulated for both men and women with a proprietary blend developed to support the maximum flow and absorption allowed by the FDA for pleasurable intimacy use without the unwanted side effects of personal performance enhancement drugs. These formulations are topical water based gels, packaged and distributed in single use pouches.

Lifestyle Performance Products

We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Protective NSPs

Sunpill, a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage, was developed by Robert Bell, the founder of Banana Boat, Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have entered into a worldwide exclusive Licensing Agreement with Bell whereby he has licensed the rights to produce and distribute the Sunpill to us. The composition of the Sunpill, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage, and skin cancer.

AlGal is a pure uncontaminated algae based Omega 3 fatty acid commonly found in cold water fish such as salmon. Omega 3 promotes heart health, and has been linked to increased brain function. It contributes to lowering blood pressure and strengthening artery walls. The algae based Omega 3 has no fishy smell or taste and is produced naturally in only one place on earth. The production process is patented. We have entered into an exclusive worldwide Sales Agreement with AlgaeBioSciences, Corp. and intend to distribute the raw material as an additive to food products such as cereal, and also as a nutritional supplement.

Spokesperson Agreement

Additionally, we have entered into an agreement with Dr. Bob Arnot, a nationally known medical news correspondent who will serve as our Spokesperson for the Sunpill and Algal nutritional supplements. Dr. Arnot provides such services to General Mills, among others.

Formulation of NSPs

The Company’s NSPs are currently formulated by Dr. Xenakis and Bill Downs and are proprietary to the Company. The Company has no trademark or patent protection for any of its products or services. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products and should the manufacturers discontinue their relationship with us, the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies needed to meet orders.

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

•

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

•

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

•

We have entered into an Employment Agreement with Frank Rizzo, in which Mr. Rizzo will receive a base salary of $12,000 monthly, and health insurance up to $10,000 annually. Mr. Rizzo will serve as the Company’s President. Mr. Rizzo’s contract expires on December 31, 2011.

•

We have entered into an Employment Agreement with Dr. Alan Xenakis, in which Dr. Xenakis will receive a base salary of $12,000 monthly, and health insurance up to $10,000 annually. Dr. Xenakis will serve as the Company’s Chief Executive Officer and Chairman of the Board. Dr. Xenakis’s contract expires on December 31, 2011.

•

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

•

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

We do not believe that Stark laws are applicable to our business because all of our products are sold for cash and there are no third party payer Medicare/Medicaid reimbursements.

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

Results of Operations

Comparison of the Three months Ended September 30, 2007 (“Q3-2007”) to the Three months Ended September 30, 2006 (“Q3-2006”)

Total revenues decreased $12,267 or 29.0%, to $30,079 in Q3-2007 from $42,346 in Q3-2006. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 24 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q3-2007.

Total cost of revenues decreased $27,327 or 59.6%, to $18,551 in Q3-2007 from $45,878 in Q3-2006. The decrease is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and marketing costs decreased $459,466 or 78.2%, to $127,783 in Q3-2007 from $587,249 in Q3-2006. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs. Our new products, the Sunpill and AlGal, are in currently being commercialized.

General and administrative costs increased $355,627 or 141.0%, to $607,907 in Q3-2007 from $252,280 in Q3-2006. The increase in general and administrative expenses is related to costs associated with accrued executive compensation.

Comparison of the Nine months Ended September 30, 2007 (“YTD-2007”) to the Nine months Ended September 30, 2006 (“YTD-2006”)

Total revenues decreased $114,653 or 56.4%, to $88,637 in YTD-2007 from $203,290 in YTD-2006. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 24 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in 2007.

Total cost of revenues decreased $75,525 or 57.2%, to $56,614 in YTD-2007 from $132,139 in YTD-2006. The decrease in costs of revenue is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and marketing costs decreased $1,221,656 or 69.5%, to $535,050 in YTD-2007 from $1,756,706 in YTD-2006. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs to our new products, the Sunpill and AlGal.

General and administrative costs increased $459,963 or 89.2%, to $975,491 in YTD-2007 from $515,528 in YTD-2006. The increase is due to costs associated with accrued executive compensation.

Liquidity and Capital Resources

We incurred a net loss for the nine months ended September 30, 2007 of 1,478,665. We had a $169,634 deficit in working capital at September 30, 2007 compared to a $569,602 surplus at September 30, 2006. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q3-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2007 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of September 30, 2007 there were no commitments for long-term capital expenditures.

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

In connection with the review of our condensed consolidated financial statements for the Nine months ended September 30, 2007, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

No.

 Description

10.13

Asset Purchase Agreement between Beta Pharmaceutical Corp. and Xenacare Holdings, Inc. dated October 30, 2007

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

Signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ALAN XENAKIS	Chief Executive Officer and (principal executive officer) Chairman	September 19, 2007
Dr. Alan Xenakis

/s/ BOBBY STORY	Chief Financial Officer and Treasurer (principal financial and accounting officer)	September 19, 2007
Bobby Story

/s/ FRANK RIZZO	President and Director	September 19, 2007
Frank Rizzo