Form 10KSB
period 2007-12-31
Xenacare Holdings, Inc.
filed 2008-04-15
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Name of small business issuer in its charter)

Florida	2836	20-3075747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

14000 Military Trail, Suite 104

Delray Beach, Florida 33484

 (Address of Principal Executive Office) (Zip Code)

(561) 496-6676

 (Registrant’s telephone number, including area code)

3275 W. Hillsboro Boulevard, Suite 300

Deerfield Beach, Florida 33442

 (Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, $0.001 par value per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	X	No

The issuer’s revenues for the fiscal year ended December 31, 2007 was $116,149.

Our common stock is listed on the OTC-BB under the symbol “XCHO”. There was no active market and no trading volume during fiscal 2007 and there has been limited trading volume in 2008, therefore the aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates at March 31, 2008 is deemed to be $-0-.

There were 24,898,338 shares of common stock outstanding as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):	Yes	X	No

INDEX

PART I

2

Item 1.

Description of Business.

2

Item 2.

Description of Property.

8

Item 3.

Legal Proceedings.

9

Item 4.

Submission of Matters to a Vote of Security Holders.

9

Item 5.

Market for Common Equity and Related Stockholder Matters.

9

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

11

Item 7.

Financial Statements.

15

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

24

Item 8A.

Controls and Procedures.

24

Item 8B.

Other Information.

25

PART III

26

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

26

Item 10.

Executive Compensation.

27

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

28

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

29

Item 13.

Exhibits.

29

Item 14.

Principal Accounting Fees and Services.

29

SIGNATURES

31

i

This annual report on Form 10-KSB (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "expects," “anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

PART I

Item 1.

Description of Business.

Organization and Overview

XenaCare Holdings, Inc. was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and life style performance nutrition supplement products (“NSPs”).

Our Clinical products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus along with BRS formulations and was established to:

•

educate doctors and healthcare professionals about theses NSPs and facilitate thier sale and distribution through doctors’ offices, and

•

commence the formulation and brand building of a line of NSPs that the replenish nutrients depleted by pharmaceutical medications. These NSP will be sold through mass media (radio and television) advertising, web sales and other channels of distribution.

Our Performance products group was established to:

•

formulate a line of NSPs for the energy/lifestyle performance market to be sold through mass media (radio and television) advertising, web sales and other channels of distribution.

Our most recent product addition, Sun Pill, is directed to the energy/lifestyle performance market. Sun Pill is formulated to protect the skin when exposed to damaging ultraviolet rays.

We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. We anticipate generating sales through our websites and from infomercials in the fourth quarter of 2008.

Substantially all of our revenues to date have been generated from our proprietary Clinical NSP through doctors’ offices. Following our acquisition of XenaCare LLC in 2005, a determination was made to reduce our resources committed to the sale of NSPs through doctors’ offices because of the high costs of providing nursing services on site. However, we have continued these services by locating a nurse at our executive offices. The nurse interacts with patients at multiple doctors’ offices via telephone. Since our inception we have never been profitable.

Our products are currently produced through various third party manufacturers on an order-by-order basis. We currently market these products through the Internet, pharmacies and doctors’ offices.

References throughout this document to “XenaCare Holdings,” “XenaCare,” “the Company,” “we,” “us” and “our” refer to XenaCare Holdings, Inc., a Florida corporation and our subsidiaries.

History

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001 following the formulate of its concept and alpha testing by its founder, Dr. Alan Xenakis for the limited purpose of the education, sale and distribution of Clinical NSPs at doctors’ offices. In June 2005 the Company was incorporated by Messrs. Bobby Story, Gary Spaniak, Dr. Xenakis and Frank Rizzo to formulate personal performance and life style performance products. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000. All remaining shares of XenaCare LLC that were not exchanged for shares of XenaCare Holdings, Inc. were retired. For accounting purposes, the consummation of these actions resulted in an exchange of equity interest between entities under common control with XenaCare

LLC as the accounting survivor and surviving business entity and the Company as the surviving legal entity.

Our operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi factors of atherosclerosis). Our historical line of Clinical NSPs are: XenaCor, XenaZymePlus and XenaTri.

Commencing in mid 2005 we expanded our focus and began to formulate NSPs for personal performance and lifestyle performance products. We also developed new distribution channels for our historical NSPs, including web site and infomercials. We have also formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, we have formulated NSPs, which we believe will combat the depletion effects of commonly prescribed drugs

Subsidiaries

1)

XenaCare, LLC – In June 2005, we acquired 100% of XenaCare, LLC. Operating since 2001, XenaCare, LLC manages the clinical NSPs - XenaCor, XenaTri and XenaZyme Plus.

2)

XenaCeuticals, LLC – In June 2005, we acquired 100% of XenaCeuticals, LLC. XenaCeuticals, LLC manages WHAT.

3)

XenaStaff, LLC - In June 2005, we acquired 100% of XenaCare, LLC.. Body replenishment Systems, Inc manages the clinical NSPs – BRS formulations.

4)

Body Replenishment Systems, Inc. – On April 26, 2006, we organized Body Rreplenishment Systems, Inc that manages the clinical NSPs – BRS formulations.

5)

Raw Materials, Inc. - In January 2007, we established Raw Materials, Inc. to manage the AlGal agreement.

Operations

Clinical Products

XenaCare’s Clinical products seek to shift a portion of current consumer “out-of-pocket” spending on non-effective and/or incomplete self-care performance and healing products obtained through a myriad of retail and Internet distribution systems back into the doctors’ offices. The doctors’ offices are where patients’ needs for our XenaCare Clinical NSPs are identified and access to the NSPs is provided through a nurse employed or engaged by our Company. XenaCare Clinical provides patients with access to proprietary nutritional supplements that come with the medical supervision of a doctor and information from our nurse. Therapeutic levels in the proper dosage and formulation are recommended by the doctor and nurse educator after a review of patient medical history. XenaCor, XenaTri and XenaZymePlus are specifically formulated to support and help maintain the doctor directed patient healthcare for many risk factors, including those related to homocysteine levels, lipid control, blood flow and blood pressure. These NSPs are formulated under the guidelines of the Food and Drug Administration (“FDA”) and its regulation of the Dietary Supplement and Health Education Act. However, while the FDA regulates the dietary supplement industry, no approvals by the FDA are required for our products. As discussed below under “Government Regulation”, the FDA oversees product safety, manufacturing, and product information, such as claims on the product’s label, package inserts, and accompanying literature.

Currently we operate on a limited basis with 22 doctors’ offices located in New York and Florida. Historically, we staffed a nurse at each doctor’s office. Doctors receive a commission for products sold at their offices. We do not have written agreements with any doctor’s office or doctor. Substantially all of our revenues to date have been generated from product sales in doctors’ offices. Due to the high cost of staffing nurses at doctors’ offices, we removed our nurses from doctors’ offices and relocated a nurse to our executive offices. By operating out of our executive offices, the nurse continues to support the 22 doctors’ offices via telephone. Due to this change, revenues significantly decreased over the last 18 months. While XenaCor, XenaTri and XenaZymePlus were historically solely distributed through doctors’ offices, as we now operate with nurses staffed at our executive offices, our plan is to sell and distribute these products through chiropractors’ offices, pharmacies and other distribution outlets, as well as doctors’ offices. We may also use infomercials and a book authored by Dr. Xenakis to promote these NSPs.

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

We are also developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. Our first product addition directed to the energy/lifestyle performance market is SunPill. Sun Pill is formulated to protect the skin when exposed to damaging ultraviolet rays.

Formulation of NSPs

The Company’s NSPs are currently formulated by Dr. Xenakis and Bill Downs and are proprietary to the Company. The Company has no trademark or patent protection for any of its products or services. We have historically expensed in selling, general and administrative our formulation costs and do not have any separately itemized research and development expenses.

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with the Company, the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

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

Material Agreements

On March 1, 2006, we entered into a marketing agreement with Sierra Mountain Minerals Inc. under which we agreed to provide Sierra Mountain Minerals with marketing services and other promotions by our chief executive officer, Dr. Alan Xenakis. In consideration for providing such services, Sierra Mountain Minerals has agreed to pay us a fee equal to approximately 5% of its net bulk sales of its SierraSil product through the United States. SierraSil is a joint supplement and anti-inflammatory mineral compound. For the nine-month period ended September 30, 2006, we received approximately $4,600 pursuant to this agreement. The marketing agreement with Sierra Mountain Minerals is for a term of three years with automatic annual renewals. Either party may terminate the agreement upon 90-day advance written notice following the end of the initial term. Either party may terminate the agreement upon 30-day written notice upon an unremedied material breach of the agreement.

On February 24, 2006, we entered into a license agreement with Scientific Sports and Nutrition Plan, a wholly owned subsidiary of Manhattan Drug Company, under which we licensed our Xena Zyme formula to Scientific Sports Nutrition. Pursuant to the license, Scientific Sports Nutrition received their license to use the XenaZymePlus formula for its privately labeled mass oxygen volumizer product on a worldwide basis. In consideration for the license, we receive a fee of $0.65 per bottle sold by Scientific Sports Nutrition. For the nine-period ended December 31, 2006, we have received a royalty fee of approximately $1,950. The agreement may be terminated by mutual written consent or by Scientific Sports Nutrition in its sole discretion, without cause, at any time.

The Algal Technologies Inc. agreement Effective January 30th 2007 gives Raw materials Inc. a division of XenaCare Holdings the exclusive worldwide out put rights to market package distribute vitamins, nutritional , cosmetic and animal care products and food additives worldwide.

The overall size of these markets are very large. Algae Biosciences the parent company has patented it’s manufacturing process and it’s raw materials to date is the only source of its kind in the world. For complete review of the agreement please see Exhibit 10.12 Form 10-QSB filed on 9/25/ 2007.

The exclusive worldwide rights agreement to market an sell the Sun Pill is between Pure Laboratories LLC and Xenacare Holdings.

The Sun Pill agreement signed on February 9, 2007 gives Xenacare Holdings the rights to the use of trademarks ,and patent pending formulations.

XenaCare will be rolling out a new formulation of the Sun Pill that is being reviewed by major retailers and distributors worldwide.The reception has been well received.

For further details see Exhibit 10.9 Form10-QSB filed 9/25/ 2007.

The Public Educator spokesperson agreement between Dr. Bob Arnot and XenaCare Holdings was effective Feb 15, 2007 remain active until May 31,2009.

Bob Arnot will act as the exclusive spokesperson for XenaCare Holdings for Media with use of spokesperson Name and Likeness.

Dr Bob Arnot will educate the consumer and medical community.

For further details go to Exhibit 10.11 Form 10-QSB filed on 9/25/ 2007.

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

Our nutritional products, in general, compete against similar products distributed by national chain stores, such as GNC and Vitamin Shoppe. Our personal performance products compete against a number of well-known brands. We are unaware of any competitors for our replenishment products, as these products are in their infancy. As the Company’s sales grow, competitors may attempt to introduce products that compete directly against our products. Our failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

Governmental Regulation

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”; in the regulation and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires us to maintain evidence that a dietary supplement is reasonably safe.

A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by FDA, and the product is not intended to treat, cure, mitigate or prevent any disease, and FDA must be notified of the claim within 30 days of first use.

The FDA oversees product safety, manufacturing, and product information, such as claims on the product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

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

In certain markets, including the United States, specific claims made by us with respect to our products may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, the labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and enforce compliance by our employees related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulations applicable to our products, and the varied regulators enforcing these regulatory requirements, determining how to conform to all requirements is often open to interpretation and debate. As a result, we can make no assurances that regulators will not question any of our actions in the future, even though we have put continuing effort into complying with all applicable regulations.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act and various other acts that regulate health claims, ingredient labeling, and nutrient content claims that characterize the level of nutrients in a product. These acts prohibit the use of any specific health claim for dietary supplements unless the health claim is supported by significant scientific research and is pre-approved by the FDA.

Regulators such as the FTC regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous dietary supplement companies for false and/or misleading marketing practices, as well as misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately, and further require marketers to maintain adequate substantiation for their claims. The FTC requires such substantiation to be competent and reliable scientific evidence.

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

Labor Force

At December 31, 2007, we had three full time employees, including: one in operations and customer service; one in marketing and business development and one in administrative an sales and one in Marketing None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. A significant portion of our labor force is engaged on an out-sourced basis. We consider relations with our labor force as satisfactory.

Item 2.

Description of Property.

We currently rent approximately 3,000 square feet of executive office space located at 14000 Military Trail, Suite 104 Delray Beach, Florida 33484. We rent this space for approximately $4,000 per month. The lease term is on a month-to-month basis under an oral agreement. This space is adequate to maintain and expand our business operations.

Item 3.

Legal Proceedings.

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our securities are traded The Counter Bulletin Board (“OTCBB”) using the trading symbol “XCHO”. In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board and file an application on our behalf to make a market in our securities. As of this date, Newbridge Securities is our market maker.

Since we have recently become “effective”, it is not certain that an orderly market will develop. The trading markets, if any, may be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed under Part II, Item 6 in under the sub-section titled “Risk Factors”, investors’ perceptions of our company and its business, our operating results, our dividend policies and general economic and market conditions.

Common Stock

Our articles of incorporation authorize us to issue up to 45 Million (45,000,000) shares of common stock, par value $.001. At December 31, 2007, we had issued and outstanding 23,647,338 shares of common stock of which, 10,803,047 shares or 45.68% is owned by our officers and directors.

There were no options or restricted stock issued under our Equity Incentive Plan.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

Our articles of incorporation authorize our board of directors, without shareholder approval, to issue up to Five Million (5,000,000) shares of preferred stock, par value $.001 and to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. The board of directors issued 500,000 shares of preferred series A stock in the last quarter of 2007. The terms of the series A is appended to this filing as an exhibit. Issuance of additional shares of preferred stock could adversely affect the voting power or other rights of our shareholders or be used, to discourage, delay or prevent a change in control, which could have the effect of discouraging bids for us and prevent shareholders from receiving maximum value for their shares. Although we have no present intention to issue additional shares of preferred stock, we cannot assure you that we will not do so in the future.

Transfer Agent and Registrar

The transfer agent for our common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Number of Stockholders

As of December 31, 2007, there were approximately 152 shareholders.

Stock Options

As of December 31, 2007, there were no stock options or shares of restricted common stock issued and outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	-0-	None
Equity compensation plans not approved by security holders	None	-0-	None

TOTAL	None	-0-	None

Dividend Policy

We have not paid a dividend since incorporation and we do not anticipate paying any dividends in the future. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.

Recent Sales of Unregistered Securities

None

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

Our financial statements are consolidated to include the accounts of XenaCare Holdings, Inc., and our active subsidiaries, XenaCare LLC., BRS, LLC., XenaStaffing, LLC., XenaCeutical, LLC., and Raw Materials, Inc. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Going Concern -- As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from SunPill and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates -- These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected shelf life of our inventory, the future economic benefit of prepaid slotting allowances and trade credits, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory and distribution requirements as well as obsolescence and our net operating loss for tax purposes. Actual results could differ from those estimates.

Cash and Equivalents -- We maintain our cash in bank deposit accounts, which are federally insured limits. .

Accounts Receivables -- Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the period ended December 31, 2007 no losses have been incurred from uncollectable accounts.

Inventory – Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the anticipated “sell through” in conjunction with the products expiration date. During the period ended December 31, 2007 we have incurred a write down of obsolete inventory and have recorded both an impairment and write downs of $451,292 based on project sell-through.

Revenue Recognition -- Our revenue, to date, has been derived from the sales of Clinical NSPs. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists,

•

delivery has occurred or services have been rendered,

•

the seller’s price to the buyer is fixed or determinable, and

•

collectability is reasonably assured.

These conditions are typically met upon shipment of finished products to our customers.

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. As we had no assure that sales of newly acquired product lines would be sufficient to justify the cost of customer list, we fully reserved the customer list value in 2007 by recording a loss of $61,796.

RESULTS OF OPERATIONS

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2006 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005

Year Ended December 31, 2007 (“YTD-2007”) to the Year Ended December 31, 2006 (“YTD-2006”)

Revenues - Total revenues decreased $234,025 or 66.8%, to $116,149 for YTD-2007 from $350,174 for YTD-2006. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus through doctors’ offices. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 30 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the SunPill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in 2007.

Cost of Revenue - Total cost of revenues decreased $33,625 or 28.3%, to $85,394 for YTD-2007 from $119,019 for YTD-2006. The decrease in costs of revenue is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs - Selling and marketing costs decreased $1,029,687 or 60.5%, to $671,714 for YTD-2007 from $1,701,401 for YTD-2006. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs to our new products, the SunPill and AlGal.

General and Administrative Costs - General and administrative costs increased $791,307 or 105.1%, to $1,544,307 in YTD-2007 from $752,730 in YTD-2006. The increase is due to costs associated with accrued executive compensation.

Impairment and Write Down - At December 31, 2007, management determined that their use of certain hardware, inventory and intangibles had significantly changed and were no longer being utilized, were obsolete or had no future benefit. The assets were determined to be impaired and the net carrying value of $451,292 was charged to earnings.

Other Income (Expense) - Other expenses increased $97,972 or 2,457.9% to $93,986 expense for YTD-2007 from $3,986 income for YTD-2005. The increase was primarily a result of $65,865 in interest expense on notes.

Year Ended December 31, 2006 (“YTD-2006”) to the Year Ended December 31, 2005 (“YTD-2005”)

Revenues - Total revenues decreased $278,348 or 44.3%, to $350,174 for YTD-2006 from $628,522 for YTD-2005. Substantially all of our revenues to date have been generated from our predecessor, Xenacare LLC, which distributed our proprietary XenaCare Clinical NSPs - XenaCor, XenaTri and Xena Zyme Plus through doctors’ offices. Following our exchange of XenaCare LLC equity interests in 2005, a determination was made to reduce our resources committed to the sale of NSPs through doctors’ offices because of the high costs of providing nursing services on site. However, we have continued these services by locating a nurse at our executive offices. The reduction of resources committed to these types of sales had a direct impact on our revenues over the last 18 months.

Cost of Revenue - Total cost of revenues decreased $133,379 or 52.8%, to $119,380 for YTD-2006 from $252,398 for YTD-2005. These costs represent a percentage of product sales of 34.1% for the year 2006 and 40.2% as a percentage of product sales for the year 2005. The decrease of $133,018 or 52.7%, in costs of revenue is attributable to a decline in product sales.

Selling and Marketing Costs - Selling and marketing costs increased $1,523,871 or 858.1% to $1,701,401 for YTD-2006 from $177,580 for YTD-2005. Selling and marketing costs represent 485.9% and 28.3% as a percentage of revenues for YTD-2006 and YTD-2005, respectively. The $1,523,551 year over year increase is primarily due to an increase of $1,340,313 in consulting fees, from $177,850 in YTD-2005 to $1,518,163 in YTD-2006, associated with management consulting efforts to expand their focus, specifically to target the successful introduction of new products and marketing channels. Significant consulting fees in YTD-2006 were paid for marketing and branding consulting of $1,278,391 and book writing, Internet and infomercial consulting of $239,772. Additional non-consulting marketing and selling expenses of $183,238 in YTD-2006 were related specifically to the development of the branding for the Personal Performance Products. No non-consulting marketing and selling expenses were incurred in YTD-2005.

General and Administrative Costs - General and administrative costs increased $191,290 or 34.1% to $752,730 (215% of revenues) for YTD-2007 from $561,440 (89.3% of revenues) for YTD-2005. The $191,290 increase is related to increases in professional fees of $85,417, insurance of $60,163, postage of $43,006, travel and entertainment of $35,010 and other expenses of $26,787 offset by a decrease in salaries of $59,093. The increases in these expenses are directly related to the Company’s efforts to expand their focus specifically to target new products. The decrease in salaries indirectly related to discontinued use of nurse practitioners in doctors’ offices during the middle of 2005.

Impairment and Write Down - At December 31, 2005, management determined that their use of certain software assets had significantly changed and were no longer being utilized. Due to the customized nature of the software it was determined that the carrying amount was not recoverable and that the assets had no fair market value. The assets were determined to be impaired and the net carrying value of $46,189 was charged to earnings.

Other Income (Expense) - Other income decreased $96,014 or 95.7% from $100,000 for YTD-2005 to $4,348 in YTD-2006. Other income of $100,000 in 2005 was received in settlement of a contract with a non-related party due to the discontinued use of nurse practitioners in doctors’ offices.

Liquidity and Capital Resources

We incurred a net loss for the year ended December 31, 2007 and 2006 of $2,730,274 and $2,218,990, respectively resulting in accumulated deficits of $5,275,339 and $2,545,065, respectively. We had a $1,177,223 deficit in working capital at December 31, 2007 compared to a $298,377 surplus at December 31, 2006. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for YTD-2007. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

Through December 31, 2006, we sold 1,115,830 shares of our common stock at $2.00 per share under a private placement. We sold the shares to an aggregate of 15 accredited investors pursuant to this private placement. The sale was arranged directly between the Company and the investor and no sales commission was paid in connection with the private placement.

Through December 31, 2007, our executives sold a portion of their personal holdings in the Company’s stock through private transactions and loaned the proceeds to the Company or engaged in transactions on behalf of the Company, to support company operations. The Company will be expected to either repay the loans or issue sufficient stock to reimburse to executives.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2008 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of December 31, 2007 there were no commitments for long-term capital expenditures.

Item 7.

Financial Statements.

See the consolidated financial statements commencing on page F-1

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluation the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

Effects of prior year misstatements when quantifying misstatements in the current year financial statements

In September 2006, the Security Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

Accounting for Defined Benefit Plan

In September 2006, the FASB issued FAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

FSP FAS 123(R)-5

FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP SFAS 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified for which modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP SFAS 123(R)-5 shall be applied in the first reporting period beginning after the date the FSP SFAS 123(R)-5 is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Share-Based Payments

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R). This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Off Balance Sheet Arrangements

None

Qualitative and Quantitative Disclosures About Market Risk

RISK FACTORS

Risks Relating to Our Business Generally

We have a history of losses and if these losses continue you may lose your entire investment in our Company.

We have a history of operating losses in our business and have incurred significant net losses since our inception. Our net losses for the periods ended December 31, 2007 and 2006 were $2,730,275 and $2,218,991, respectively. Cumulative losses for the last two years total $4,949,266. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section.

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

We depend on the services of Dr. Alan Xenakis and Frank Rizzo, and a loss of any of these individuals may harm our business.

Our performance is substantially dependent upon the performance of Dr. Alan Xenakis and Frank Rizzo and to a less extent, certain other employees. The familiarity of these key employees to their respective industries makes these employees especially critical to our success. We currently do not have employment agreements with Dr. Xenakis or Mr. Rizzo. The loss of the services of any of our executive officers or key employees may harm our business and the cost to replace such individuals may put a strain on our limited resources.

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

While management believes we are fully compliant with DSHEA, we may be subjected to various product liability claims, including claims that the NSPs we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. While to date we have never been subject to any product liability claim, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. Although we select our third party vendors, in part, on the fact that they themselves carry insurance against liability claims, we do not have formal indemnification arrangements with the third-party vendors from which we source our NSPs. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages. In addition, interactions of our NSPs with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. While XenaCare makes no labeling claims with its NSPs, because we will be dealing with large numbers of end users and will have a significant level of legal exposure due to this volume of customer relationships. The most serious area of exposure will be in relation to product advertising claims and the product quality. People may purchase

NSPs from us expecting certain physical results, unique to nutrition products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution. We have no assurance that our insurance company will comply with coverage in all instances or that such coverage will be adequate to cover all potential losses.

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

Risks Relating to our Securities

Our shares of common stock have recently begun trading and it may take some time for an orderly market to develop, which could cause you to lose all or a portion of your investment in our Company.

We have recently begun trading for our common shares. In the absence of an orderly public market, our common shares may be sold short or speculated on by third parties. No trading in shares of common stock may develop. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our common stock may be covered by SEC “penny stock” rules which may make it more difficult for you to sell or dispose of our common stock, which could cause you to lose all or a portion of your investment in our Company.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). If the price of our common stock falls below $5.00, our common stock will be covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also diminish the number of broker-dealers that may be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

The interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approvalof corporate actions that are not in your interests.

Dr. Alan Xenakis, Frank Rizzo and Claude Borsi, our executive officers and principal shareholders, collectively own or control approximately 50.76% of our common stock. The shareholders are able to control the outcome of shareholder votes, including votes concerning: amendments to our articles and by-laws; the approval of significant corporate transactions like a merger or sale of our assets; and control the election of the board of directors. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

Because there is a disparity in the price paid by our majority shareholders and the offering price you will experience immediate dilution of your investment.

The offering price of the common shares was arbitrarily determined without any consideration of the actual value of our Company or what the market might pay for our stock. Immediately after the offering, the net tangible book value per common share will be $0.0302 or 0.598% of your investment if we raise gross proceeds of $252,500 and $0.0242 or 0.479% if we raise 126,250. This disparity will dilute your investment in our Company. Additionally, shareholders of this offering will contribute 100% of the total amount to fund the Company, but will only own 0.255% of the outstanding shares, assuming gross proceeds of $252,500 are raised.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our board of directors to issue up to 5,000,000 shares of preferred stock without shareholder approval. The board of directors authorized the issue or 500,000 Series A preferred stock in the last quarter of 2007. The terms and preference of this issue is attached as an exhibit to this filings.. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Our offering price was arbitrarily determined and investors may purchase shares at a price that is higher than the actual value of the Company’s stock.

The offering price of $5.05 per share has been determined by the Company based on certain relationships to its current and projected financial status. Such assumptions of value, however, may be incorrect. Therefore the offering price can be considered to have been arbitrarily determined and may bear no relationship to the Company’s present assets, earnings, book value, or any other objective standard of value.

The use of proceeds in the offering was not specific and management has broad discretion to allocate such proceeds.

The recent offering sought to raise limited funds, which were allocated only generally to the Company’s working capital needs as shown under Use of Proceeds. Investors, therefore, will entrust their funds to the management of the Company on whose judgment the investors must depend with only limited information about the specific purposes to which management intends to apply such funds. Our management will have broad discretion to allocate the proceeds from this offering among various corporate purposes.

All the proceeds raised under the offering may be utilized solely for offering expenses and it is possible that none of the investor funds will be utilized to enhance our business or objectives.

There is no minimum offering amount and the maximum amount we are raising is limited to $252,500. As disclosed under Use of Proceeds, in the event that we raise the maximum offering amount, only a limited amount of funds will be used for working capital purposes. If we raise less than the maximum offering, the majority or all of the proceeds from this offering will be solely used to cover our expenses from offering. It is likely that none of the funds invested under this offering will be utilized to enhance our business or objectives.

Future sales of our common stock in the public market, including sales by our selling shareholders, may depress our stock price.

In the event that a market for our common stock develops, the market price of our common stock could drop due to the sales of shares or the perception that such sales could occur, including resales or perceived resales being offered subsequently by the selling shareholders included in this registration statement. If such stockholders purchased or receive shares at values less than the offering price, these shareholders may be more likely to sell their shares at a lower market price. In addition to negatively effecting the development of a market for our common stock and decreasing the price of our common stock if such a market develops, these factors could also make it more difficult for our Company to raise financing through future offerings of common stock.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

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

During 2007, management addressed certain of the material weaknesses above. See the “Changes in Internal Controls” section below for details.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including the Presidentr and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective as of the end of the period covered by this report due to lack of personnel to supervise the procedures.

Our restructuring and financial position has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system. We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls

No other changes in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our articles of incorporation permit our board of directors to fix the number of directors at not less than one nor more than seven. Directors serve until our next annual meeting of shareholders and until his successor is duly elected and qualified. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name	Age	Current Position
Dr. Alan Xenakis	58	Chief Executive Officer and Chairman
Bobby Story	66	Chief Financial Officer and Director
Frank Rizzo	53	President and Director

Dr. Alan Xenakis has served as an officer and director of the Company since its inception and has served as an officer and director of XenaCare LLC since its inception. Since the founding of XenaCare LLC in 2001, Dr. Xenakis has acted as its chief operating officer and medical director. In addition, from 1999 to 2000, Dr. Xenakis served as vice president of Global Health Sciences, a company principally engaged in the manufacture of Nutraceuticals, which was acquired by Nature’s Bounty in 2001. Dr. Xenakis was involved in a bankruptcy associated with his divorce in 1999. The bankruptcy was discharged without prejudice in August of 1999. Dr. Xenakis has been a member of Leadership Broward since 2002. He holds a B.S. in chemistry from the University of New Hampshire, a M.S. in health dynamics from Boston University and received his medical degree from Boston University School of Medicine. Dr. Xenakis also holds a Doctor of Science from Boston University and a Master of Public Health from Harvard University.

Bobby Story has served as our chief financial officer and director since April 2006. From 1970 through 1972 Mr. Story practiced as a certified public accountant. He was employed by Arthur Young & Company, CPA (now known as Ernst & Young, LLP) from 1970 through 1972. He served as treasurer for Condev Corporation, an international developer based in Winter Park, Florida from 1972 to 1975. From 1975 to 1981 he served as Director of Real Estate Operations for Drexel Burnham Lambert and Company. From 1982 to 1987 Mr. Story was self employed, providing financial advisory services to several companies. From April 1987 to March 1996 he served as controller and vice president of finance for NACEX, Inc. From October 1996 to October 2000 he served as CFO of American Access Technologies, Inc. From February 2001 through October 2001 he served as chief financial officer for iBid America, Inc., which was acquired by Interactive Brand Development, Inc. (OTCBB: IBDI). Since October 2001 Mr. Story has provided financial consulting services to several companies including but not limited to Interactive Brand Development, Inc. (OTCBB: IBDI).

Frank Rizzo has served as an officer and director and Vice President of the Company from its inception through February 1, 2006. In February he was promoted to President. From 1993 through 2005, Mr. Rizzo served as president of Momentum Marketing, Inc., a financial and marketing company based in Tampa, Florida. Mr. Rizzo owned a private building materials company from September 1984 through December 1990. He worked from 1977 through 1983 in Regional and National Marketing with a Fortune 500 Company. Mr. Rizzo attended Adelphi University and New York Institute of Technology. He holds a B.S. in management and marketing from the New York Institute of Technology.

Compliance with Section 16(a) of the Exchange Act

Based solely on our review of Forms 3, 4 and 5 received by our company, or written representations from certain reporting persons that during the fiscal year ended December 31, 2007, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Committees of the Board of Directors

The board of directors met 12 times during 2007. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

Committees of the Board of Directors

We do not have formal committees.

Item 10.

Executive Compensation.

Executive Compensation

The following table shows, for the years ended December 31, 2007 and December 31, 2006, the cash and other compensation paid to our Chief Executive Officer, President and Chief Financial Officer whose annual compensation was $100,000 or more. The information includes compensation paid by XenaCare, LLC and as consulting fees.

SUMMARY COMPENSATION TABLE

Name and Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comparison ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Alan Xenakis,	2007		$18,000	—			—	—	—	$18,000
Chief Executive Officer	2006		121,5000	—	—	—	—	—	—	121,500
Frank Rizzo,	2007		$0	—	—	—	—	—	—	$0
President	2006		43,000	—	—	—	—	—	—	43,000
Bobby Story,	2007		$0	—	—	—	—	—	—	$0
Chief Financial Officer	2006	0

Outstanding Equity Awards at Fiscal Year End

We have not granted any options to purchase shares of common stock since inception.

Director Compensation

None of our directors receive an annual fee for services. We do not pay fees to directors for their attendance at meetings; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

Employment and Consulting Agreements

While the Company currently has written employment agreements, its Chief Executive Officer and President are currently compensated at a rate of approximately $144,000 per year. Dr. Xenakis and Mr. Rizzo are eligible to receive and participate in all benefit, bonus, retirement, insurance and long-term incentive programs provided by the Company for its senior executive personnel. During the year ended December 31, 2007, Dr Xenakis was paid cash in the amount of $18,000 and was accrued and unpaid compensation in the amount of $138,295.  In the event of Dr. Xenakis’ or Mr. Rizzo’s termination (other than without cause by the Company) Dr. Xenakis and Mr. Rizzo have agreed to a 12-month non-compete provision. Mr. Story, and Mr. Spaniak have consulting agreements with similar terms as Dr. Xenakis and Mr. Rizzo. All compensation arising from these consulting agreements were accrued and unpaid.

Our CFO is currently not compensated as an employee for his services.

Limitation of Liability

Pursuant to the Florida Business Corporation Act, we have the power to indemnify any person made a party to any lawsuit by reason of being our director or officer, or serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our Company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Our bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Florida law.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

RELATED PARTY TRANSACTIONS

On June 1, 2004, XenaCare LLC issued a one-year promissory note to Momentum Marketing Inc. for $118,687. The note bore interest at an annual rate of 10% and was to mature on June 1, 2005. The note was collateralized by the Company’s assets. Momentum Marketing Inc. is owned by Frank Rizzo. On December 31, 2004, the principal amount of the note was satisfied by the issuance of 59,034 common shares to Momentum Marketing and the accrued interest was waived.

PRINCIPAL SHAREHOLDERS

As of March 31, 2008, there were 24,898,338 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on March 31, 2008, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of this table.. Unless otherwise indicated, the address for each person is 14000 N Millitary Trail, Suite 104Delray Beach, Florida 33442. 33484

Name and Address	Amount of Beneficial Ownership	Percen t Outstanding
Dr. Alan Xenakis	6,796,686	28.47
Bobby Story	0
Frank Rizzo	4,006,361	16.94
Claude Borsi (1)	1,200,000	5.07

All Officers & Directors (2 persons)	10,803,047	45.68

———————

(1)

Address is 45 Rue Des Auldepines, Luxemburg 1145 LV.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

The amount due to shareholders at December 31, 2007 and 2006 was $ 1,200,662 and $ -0-, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders.

Item 13.

Exhibits.

Exhibit ___ Designation of Series A preferred Stock

Exhibit ____ Consulting Agreement dated October 1, 2007

Item 14.

Principal Accounting Fees and Services.

Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 was $69,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $81,000.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2005.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2007 was none.

The Board of Directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence

Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2006 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 was $134,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2006 were $134,500.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2006.

All Other Fees: The were no aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant for the year ended December 31, 2006.

The Company’s principal accountant presented the Audit Committee with estimates for each grouping above prior to beginning fieldwork for the 2006 quarterly reviews and annual audit. Excluding the audit fees, the Audit Committee approved 100% of the audit related fees for the year ended December 31, 2006.

Tax Fees

None

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

Xenacare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Rizzo	President, Director	4-15-08
Frank Rizzo

/s/ Alan Xenokis	Chairman, Director	4-15-08
Alan Xenokis

/s/ Bobby Story	Secretary, Chief Financial Officer,	4-15-08
Bobby Story	and Director

XENACARE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant	F-2
Consolidated Balance Sheet as of December 31, 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-4
Consolidated Statements in Changes in Shareholders’ Deficit for the years ended December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6
Notes	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

XenaCare Holdings, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and its cash flows for the periods then ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit approximately $5,275,339 during the period ended December 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There are no assurances that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 14, 2008

XenaCare Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$ 1,607	$ 44,179
Accounts receivable	4,048	-
Inventory	114,981	295,403
Prepaid expenses and other current assets	146,000	-

Total Current Assets	266,636	339,582

Office Furniture and Equipment, net	2,537	172,396
Other Assets	310,000	-

TOTAL ASSETS	$ 579,173	$ 511,978

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 972,111	$ 41,205
Notes payable - current	471,748	-

Total Current Liabilities	1,443,859	41,205

Notes payable - non-current	-	-
Other liabilities	859,815	-

TOTAL LIABILITIES	2,303,674	41,205

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, 5,000,000 shares authorized:
Series A, par value $0.001, 500,000 shares issued	500	-
Common stock, $0.001 par value, 45,000,000 shares authorized:
23,647,338 and 22,180,409 shares issued and outstanding at
December 31, 2007 and 2006, respectively	23,647	22,180
Additional paid-in-capital	3,526,691	3,023,658
Stock subscription receivable	-	(30,000)
Accumulated deficit	(5,275,339)	(2,545,065)

Total Shareholders' Equity (Deficit)	(1,724,501)	470,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 579,173	$ 511,978

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

Revenue:
Product sales	$ 110,101	$ 346,698
Service revenue	-	-
Other fee revenue	6,048	3,476

Total revenue	116,149	350,174

Cost of revenue	85,394	119,019

Gross profit	30,755	231,155

Operating costs and expenses:
Selling and marketing	671,714	1,701,401
General and administrative	1,544,037	752,730
Impairment and write downs	451,292	-

Total operating costs and expenses	2,667,043	2,454,131

Loss from operations	(2,636,289)	(2,222,977)

Other income (expense)
Interest expense	(65,865)	(361)
Other income	6,538	4,347
Other expenses	(34,659)	-

Total other income (expense)	(93,986)	3,986

Net Loss	$ (2,730,275)	$ (2,218,991)

Weighted average shares - basic and diluted	22,914,508	21,634,077
Basic and diluted loss per share	$ (0.12)	$ (0.10)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Years Ended December 31, 2007 and 2006

						Stock		Total Shareholders'/
	Preferred Stock		Common Stock			Subscription	Accumulated	Members'
	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Equity

December 31, 2006	-	$ -	20,814,579	$ 20,814	$ 293,364	$ (30,000)	$ (67,776)	$ 216,402

Shares issued
To investors			1,115,830	1,116	2,230,544			2,231,660
For services			250,000	250	499,750			500,000

Net loss and comprehensive loss
Issuance costs							(258,300)	(258,300)
2006 Net Loss							(2,218,989)	(2,218,989)

December 31, 2007	-	$ -	22,180,409	$ 22,180	$ 3,023,658	$ (30,000)	$ (2,545,065)	$ 470,773

Shares issued
To existing shareholders pursuant to			-	-	-
anti-dilutive agreements	500,000	500	1,366,929	1,367	(1,867)			-
To acquire 2B Healthy assets			100,000	100	504,900			505,000

Cancellation of stock
Retire subscription					-	30,000		30,000

Net loss and comprehensive loss
2007 Net Loss							(2,730,274)	(2,730,274)

December 31, 2007	500,000	$ 500	23,647,338	$ 23,647	$ 3,527,191	$ -	$ (5,275,339)	$ (1,724,501)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$ (2,730,274)	$ (2,218,990)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	27,581	29,009
Loss on disposal of fixed assets	148,090	-
Write down and impairment	180,558	-
Stock issued for services and settlements	114,999	500,000
Changes in operating assets and liabilities:
Accounts receivable	(4,048)	-
Inventory	213,864	(252,425)
Prepaid expenses and other current assets	-	45,909
Accounts payable and accrued expenses	930,907	(9,281)
Net cash used in operating activities	(1,118,323)	(1,905,778)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(5,812)	(24,354)
Proceeds from deposit return	-	-
Purchase of customer lists	-	-
Net cash provided by (used in) investing activities	(5,812)	(24,354)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	-
Advances from (Payments to) related parties	1,081,563	(0)
Proceeds from sale of stock	-	2,231,660
Capital contributions	-	(258,300)
Net cash provided by financing activities	1,081,563	1,973,360

Increase (Decrease) in Cash	(42,572)	43,228
Cash, Beginning of Period	44,179	950

Cash, End of Period	$ 1,607	$ 44,178

Supplemental Information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
NonCash Transactions:
Asset acquisition of 2BHealthy	$ 505,000	$ -
SunPill inventory and prepaid royalties	$ 200,000	$ -

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and life style performance nutrition supplement products (“NSPs”).

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

Our recent product addition, Sun Pill, is directed to the energy/lifestyle performance market. Sun Pill is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In March 2008, we completed the final formulation of the product and anticipate generating sales through our websites and from infomercials in the second quarter of 2008.

October 30, 2007 XenaCare completed an asset purchase covering certain assets of 2B Healthy, a division of Beta Pharmaceutical Corporation. Beta Pharmaceutical Corporation is a $190 million pharmaceutical company with home offices in the US and distribution in 14 South American countries. As part of the asset purchase, XenaCare took ownership of several product lines in the 2B Healthy portfolio, of which B-Alert already has slotting fees and UPC codes registered with McLane Company, Weis Markets, Bashas’, Kinray and Hannaford. This relationship will allow XenaCare immediate distribution in 14 South American countries and increased distribution in the US.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

XenaCare’s current focus is that of a marketing and distribution company. XenaCare looks to acquire exclusive distribution of Raw Materials to sell in their raw material state or formulate exclusive products under XenaCare branding or private label branding for major retailers.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, XenaCare, LLC, XenaStaff, Inc. ,XenaCeuticals, Inc., BRS, Inc. and Raw Materials, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing. Acceptance of its products by the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At various times during the year, the Company may maintain cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Accounts Receivable, Processor Reserves and Concentrations of Credit Risk

The Company does not generally have accounts receivables because most of its sales proceeds are in the form of credit card receipts and checks. Revenue is recognized when product is shipped. Product is generally not shipped until check or credit card payment is received from the customer.

No reserves are held by credit card processors. Concentrations of credit risk are not significant.

Allowance for Doubtful Accounts

The Company does not maintain an allowance for doubtful account as its business does not, generally, rely upon the extension of credit.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Inventory at December 31, 2007 and December 31, 2006 was $146,083 and $295,403, respectively, and consisted primarily of the Company’s principal brands: XenaCor, XenaTri, XenaZyme, Body Replenishment Line, TnT Gel for Men and TnT Gel for Women and its newest product lines, BAlert and 2BHealthy.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repair costs are expensed as incurred.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows to be generated by the assets. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company abandons the utilization of the asset. At December 31, 2007, the Company’s management determined that the functionality of certain hardware assets had significantly changed and were no longer being utilized. Due to the specific purpose of the hardware, it was determined that the carrying amount was not recoverable and the assets had no fair market value. The assets were determined to be impaired and the carrying value of $148,090 was charged to earnings. Management believes there are no other impairments of its long-lived assets; however, there can be no assurance that market conditions will not change or that demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company’s product revenues represent primarily sales of XenaCor, XenaTri, XenaZyme and the Body Replenishment Line. No revenue has been generated by the SunPill, B-Alert or 2BHealthy product lines. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have not been material. The Company does not have a product return reserve established.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses were not material in both 2007 and 2006.

Research and Development

The Company does not engage in research and development as defined in SFAS No. 2, Accounting for Research and Development Costs. However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the Company’s history of losses and its uncertainty of future income, the deferred tax assets resulting from the losses for 2006 have been fully offset by a valuation allowance. Consequently, no income tax provision was recorded.

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Basic and Diluted Net Loss per Share

The Company computes basic and diluted loss per share in accordance with Earnings Per Share (SFAS No. 128). Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. The Company did not have any common stock equivalents in 2007 or 2006.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluation the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Effects of prior year misstatements when quantifying misstatements in the current year financial statements

In September 2006, the Security Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

Accounting for Defined Benefit Plan

In September 2006, the FASB issued FAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

FSP FAS 123(R)-5

FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP SFAS 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified for which modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP SFAS 123(R)-5 shall be applied in the first reporting period beginning after the date the FSP SFAS 123(R)-5 is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Share-Based Payments

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R). This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVENTORY

Inventory consisted of the following:

	December 31,
	2007	2006

Merchandise inventory	$299,845	$295,403
Less: Allowance	(128,762)	-
	$171,083	$295,403

Merchandise inventory consists of the XenaCare, BRS, SunPill and B-Alert product held for resale. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Certain inventories, primarily SunPill, were approaching their expiration and were consequently destroyed in January 2008. The value of destroyed inventory of $189,000 has been excluded from the above reported inventory value. Delays in fully implementing our marketing and distribution programs have resulted in slower than anticipated sales in 2007. Consequently, we have established an allowance of $128,762 on the remaining merchandise inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENTS ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2007	2006

Royalty advance	$125,000	$-
Slotting Allowance	21,000	-
Manufacturing deposits	-	-
	$146,000	$-

Inventory manufacturing deposits typically represent a down payment of 33% on the total order, with the remainder due upon delivery. Manufacturing deposits were discontinued during 2006. Royalty advances represent an advance on future royalties payments based on future product sales. SunPill is expected to begin commercial distribution in the second quarter of 2008. Slotting allowances represent fees paid to retailers on shelf space for our B-Alert product line.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following:

	Useful	December 31,
	Lives	2007	2006
Property and Equipment:
Site of care equipment	8 - 10	$-	$145,205
Office furniture	10	-	8,950
Computer equipment	5 - 8	3,805	121,700
		3,805	275,855
Less: accumulated depreciation		(1,268)	(103,459)
		$2,537	$172,396

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $27,581 and $29,009, respectively. At December 31, 2007, the Company’s management determined that certain assets with a net carrying value of $124,695 were impaired and charged earnings for this amount.

NOTE 7. – OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2007	2006

Customer list – 2BHealthy	$61,796	$-
Trade credits	310,000	-
Less: allowance	(61,796)	-
	$310,000	$-

Customer lists and trade credits were acquired in connection with the 2BHealthy asset acquisition. Customer lists were deemed fully impaired at December 31, 2007. Trade credits may be used to offset future advertising costs at a ratio of 25% of each advertising dollar spent. Management believes that the trade credits will be fully utilized once its marketing programs are funded and fully implemented, however the utilization period will be longer than one year.

NOTE 8. – ACCOUNTS AND ACCRUED EXPENSE PAYABLE

Accounts and accrued expense payable consisted of the following:

	December 31,
	2007	2006

Accounts payable	$1,434	$20,810
Accrued accounting and legal fees	170,000	-
Accrued product and distribution costs	31,500	-
Accrued payroll	629,720	(3,605)
Accrued interest	47,700	-
Expenses reimbursable to officers	64,344	-
Other accrued expenses	27,413	24,000
	$972,111	$41,205

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month-to-month basis from a non-related party. The annualized rental expense is approximately $50,000.

NOTE 10. – NOTES PAYABLE

Notes payable consisted of the following:

	December 31,
	2007	2006

Affiliated parties	$339,847	$-
Existing investors	93,000	-
Wachovia	38,901	-
	$471,748	$-

Notes payable to affiliated parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are affiliated with the Company through common executive management as the Company’s CFO and President are also officers in the lenders. Notes payable to existing investors were issued in various traunches commencing in June 2007, each mature one year from issuance and bear interest at 15%. The Wachovia note payable was originated in November 2007 and is personally guaranteed by the Company’s President. The note matures one year from issuance and bears interest at 12%.

NOTE 11. – OTHER LIABILITIES

Other liabilities consist primarily of transactions conducted by certain officers and shareholders of the Company on behalf of the Company utilizing personal assets or their private holdings in the Company. These transactions included certain inventory acquisitions, marketing agreements and advance payments required by the SunPill agreement.

NOTE 12. – COMMON STOCK

In 2005, the Company issued 19,780,545 restricted shares to founders. Of the shares granted to management, 310,000 were subjected to vesting requirements pursuant to a ratable period of five years.

Thereafter, certain members of XenaCare LLC exchanged 1,600,000 units of membership interests for 800,000 shares of the Company’s common stock, which represented a value of $1,600,000. All remaining membership interests of XenaCare LLC that were not exchanged for shares of XenaCare Holdings, Inc. were retired. For accounting purposes, the consummation of these actions resulted in an exchange of equity interest between entities under common control with XenaCare LLC as the accounting survivor and surviving business entity and the Company as the surviving legal entity. The recapitalization of this transaction resulted in a reclassification to additional paid in capital of the related accumulated deficit as of June 30, 2005 of $1,713,508. Additionally, the Company issued 175,000 shares of common stock for $262,500.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – COMMON STOCK (Continued)

During 2006 the Company issued an aggregate of 1,115,830 shares of common stock pursuant to a private placement of its common stock. Additionally, the Company issued 250,000 shares of common stock for services rendered to a non-related party. The shares were valued at $2.00 per share. $500,000 was recognized as an expense in general and administrative within the consolidated statement of operations for the fair value of the services rendered.

During 2007, in addition to the 100,000 shares issued to acquire the 2BHealthy assets, the Company issued an aggregate of 1,366,929 shares of common stock to existing shareholders pursuant to anti-dilutive agreements.

NOTE 13. – PREFERRED STOCK

During 2007, the company issued 500,000 shares of convertible preferred stock, Series “A” in exchange for modification and adjustments to an anti-dilutive contract outstanding. The designation and preferences of this issue is contained in an exhibit to this filing.

NOTE 14. – INCOME TAXES

The benefit from income taxes for the year ended December 31, 2007 consisted of the following:

Current:
Federal	$-
State	-
Deferred:	-
Federal	$(928,293)
State	(150,165)
(1,078,458)
Benefit from operating loss carry-forward	1,078,458
Provision (benefit) for income taxes, net of allowance	$-

The difference between benefit from income taxes computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.00%
State income taxes, net of federal benefit	5.50
Increase in valuation allowance	(39.50)
Effective income tax rate	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

Deferred income tax assets:	$1,078,458
Net operating loss carry-forwards	(1,078,458)
Deferred income tax asset	$-

Deferred income tax liability:	$1,078,458
Valuation allowance	(1,078,458)
Deferred income tax liability	$-

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. – INCOME TAXES (CONTINUED)

The Company currently has a net operating loss (NOL) of $4,949,263, which can be utilized until the year 2028. The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

NOTE 15. – ASSET ACQUISITIONS

In January 2007, the Company entered into a mutually exclusive supply and distribution agreement with Algal Technologies, Inc. (“Algal”) The agreement covers Algal’s entire production of Docosahexanoic Acid (“DHA”) and Eicosapentaeonic Acid (“EPA’)and the extraction of fatty acid products such as proteins, minerals, lignans and other products useful as nutritional supplements. The distribution agreements. The entire agreement was filed as Exhibit 10.12 Form 10-QSB filed on 9/25/07

In February 2007, the Company entered into an exclusive distribution license with Pure Laboratories, LLC to distribute its proprietary formulation know as “SunPill”. The SunPill is a powerful antioxidant that is designed to protect the skin from harmful UV damage. The distribution agreement calls for a $125,000 royalty advance along The required initial payments were made on behalf of the Company by the Companies officers, in stock from their personal holdings and accordingly the Company has recorded a liability to the officers. The entire agreement was filed as Exhibit 10.9 Form 10-QSB filed on 9/25/07

In October 2007, the Company entered an asset purchase agreement with 2B Healthy to acquire certain assets from 2B Healthy, including inventory, customers, web site, technology, trade credits, slotting fees and other assets in exchange for 100,000 shares of stock valued at $505,000. 2B Healthy’s primary product is B-Alert, a nutritional based stimulant.