Form 10-Q
period 2008-03-31
Xenacare Holdings, Inc.
filed 2008-05-20
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
24,898,338 shares of $0.0001 par value common stock at May 15, 2008.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements (Unaudited)

4

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures about Market Risk

17

Item 4. Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

21

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults on Senior Debt

21

Item 4. Submission of Matters to a Vote of the Securities Holders

21

Item 5. Other Information

21

Item 6. Exhibits

21

Signatures

22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,800	$1,607
Accounts receivable	6,974	4,048
Inventory	100,457	114,981
Prepaid expenses and other current assets	164,984	146,000
Total Current Assets	277,215	266,636

Office Furniture and Equipment, net	2,433	2,537
Other assets	310,000	310,000

TOTAL ASSETS	$589,648	$579,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,080,276	$972,111
Notes payable - current	607,259	471,748
Total Current Liabilities	1,687,535	1,443,859

Notes payable - non-current	—	—
Other liabilities	859,815	859,815
TOTAL LIABILITIES	2,547,350	2,303,674

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, 5,000,000 shares authorized,
Series A, $0.001 par value, 500,000 shares issued	500	500
Series B, $0.001 par value, 70,000 shares issued	70
Common stock, $0.001 par value, 45,000,000 shares authorized, 24,898,338 and 23,497,537 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,898	23,647
Additional paid-in-capital	3,595,370	3,526,691
Stock subscription receivable	—	—
Accumulated deficit	(5,578,540)	(5,275,339)
Total Shareholders' Equity (Deficit)	(1,957,702)	(1,724,501)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$589,648	$579,173

XenaCare Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$43,993	$34,672
Service revenue	—	—
Other fee revenue	—	2,000
Total revenue	43,993	36,672

Cost of revenue	14,379	34,796
Gross profit	29,614	1,876

Operating costs and expenses:
Selling and marketing	100,702	230,600
General and administrative	282,922	235,689
Total operating costs and expenses	383,624	466,289

Other income (expense)
Interest expense	(42,938)	—
Other income	87,716	—
Other expenses	6,031	(1,805)
Total other income (expense)	50,809	(1,805)

Net Loss	$(303,201)	$(466,218)

Weighted average shares - basic and diluted	24,272,838	22,180,409
Basic and diluted loss per share	$(0.01)	$(0.02)

XenaCare Holdings, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(303,201)	$(466,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	9,088
Changes in operating assets and liabilities:
Accounts receivable	(2,926)	—
Inventory	14,524	(80,566)
Prepaid expenses and other current assets	(18,984)	(145,000)
Accounts payable and accrued expenses	108,164	34,112
Net cash used in operating activities	(202,106)	(648,584)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(213)	(4,006)
Net cash provided by (used in) investing activities	(213)	(4,006)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	23,000
Advances from (Payments to) related parties	135,511	588,815
Proceeds from issuance of preferred stock	70,000	—
Net cash provided by financing activities	0	611,815

Increase (Decrease) in Cash	3,192	(40,775)
Cash, Beginning of Period	1,607	44,179

Cash, End of Period	$4,799	$3,404

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash Information:
None	$—	$—

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

Our Clinical NSP product group (i) educates doctors and other healthcare professionals about certain of our NSPs and facilitates the sale and distribution of these NSPs from doctors’ offices and (ii) has commenced the formulation and brand building of a line of NSPs for the replenishment of nutrients lost due to pharmaceutical medications, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Lifestyles Performance NSP product group is involved in the formulation of a line of NSPs for the energy/lifestyle performance market to be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, Sun Pill, is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In March 2008, we completed the final formulation of the product and anticipate generating sales through our websites and from infomercials in the second quarter of 2008.

History of the Company

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001, for the limited purpose of the education, sale and distribution of NSPs at doctors’ offices. In June 2005, the Company was incorporated to formulate personal performance and lifestyle performance products. The Company executed an exchange agreement with certain members of XenaCare LLC to exchange their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000. All remaining shares of XenaCare LLC that were not exchanged for shares of XenaCare Holdings, Inc. were retired. For accounting purposes, the consummation of these actions resulted in an exchange of equity interest between entities under common control with XenaCare LLC as the accounting survivor and surviving business entity and the Company as the surviving legal entity.

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

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (continued)

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries: BRS, Inc.; XenaCare, LLC; XenaStaff, LLC; and XenaCeutical, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

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

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme, Body Replenishment Line and its newest product lines, BAlert and SunPill.

Revenue Recognition

The Company’s product revenues represent primarily sales of XenaCor, XenaTri, XenaZyme and the Body Replenishment Line. No revenue has been generated by the SunPill, however, B-Alert or 2BHealthy product lines have generated nominal revenue. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company does not engage in research and development as defined in Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

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

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Fair Value of Financial Assets and Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This Statement amends the original Accounting Review Board (“ARB”) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

Share-Based Payments

On December 21, 2007 the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” (“SFAS 161”) an amendment of FASB Statement No. 133. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist primarily of $125,000 royalty advances associated with the license of SunPill. In April 2008, the Company completed negotiations to acquire full ownership of the SunPill proprietary formula and patent. The license agreement will be superseded by the purchase agreement and the prepaid royalties will be included in the purchase. Prepaid expenses and other assets also include a $21,000 prepaid slotting allowance acquired in connection with the 2BHealthy acquisition agreement.

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $859,815 consist exclusively of advances made by the Companies existing shareholders, either in stock or cash, on behalf of the Company in order to facilitate certain transactions. Per the terms of the advances, the Company is obligated to either replace the shares or reimburse the shareholder for the cash value of the transaction.

NOTE 6. – COMMITMENTS AND CONTINGENCIES

The Company is currently operating under several material agreements as listed below:

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

NOTE 7. – COMMON AND PREFERRED STOCK

Common Stock

On July 14, 2007 the Company was notified by the Securities and Exchange Commission that its Form SB-2 was accepted and closed July 14, 2007.  The Company then established a relationship with Newbridge Securities Corporation to act as its “market maker” and received clearance from the Financial Industry Regulatory Authority (“FINRA”). The public began trading in the Company’s shares on March 05, 2008. The Company’s trading symbol is XCHO:OTC.

During the first quarter of 2008, 1,251,000 of common shares were issued to certain founders under anti-dilutive agreements, resulting in a reduction of $1,251 to additional paid in capital equal to the par value of the shares issued.

Preferred Stock

In January 2008, the Company sold 70,000 shares of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

NOTE 8. – SUBSEQUENT EVENTS

On April 1, 2008, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), a securities broker and member in good standing with the Financial Industry Regulatory Authority. In addition to providing advisory services, as requested, Newbridge will act as “Market Maker” for the Company. The term of the agreement is for one year and may be extended by mutually agreement. The contract provides for Newbridge to receive a fee for advisory services of $30,000, payable in installments, along with 500,000 shares of restricted common stock plus an option for 800,000 additional common shares, issued in a series at strike prices ranging from $4.50 to $6.00.

On April 23, 2008, the Company entered into a sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill. This agreement supersedes the Company’s previous SunPill license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is the greater of $2,500,000 or 5% of gross sales, payable quarterly at the greater of $62,500 or 5% of gross sales.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of March 31, 2008.

Overview and Operations

XenaCare Holdings, Inc. (the “Company”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute nutrition supplement products (“NSPs”). Its predecessor, XenaCare LLC was organized in 2001 to validate its concept and conduct “market tests” for the limited purpose of the education, sale and distribution of NSPs at doctors’ offices.

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

•

Our line of Lifestyle Performance NSPs is currently under development. We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

•

Our line of Protective NSPs currently consists of Sunpill and AlGal. Sunpill is a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage. AlGal is a pure uncontaminated algae based Omega 3 fatty acid.

Since mid 2005, we expanded our focus and began to formulate NSPs for personal and lifestyle performance products. We also developed new distribution channels for our historical Clinical NSPs. We have also acquired exclusive worldwide rights. Patents and technology with Robert Bell, the founder of Banana Boat and Sea and Ski sun protection products, through which we will showcase and market his latest invention, the Sunpill. Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

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

Lifestyle Performance NSPs

We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Protective NSPs

Sunpill, a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage, was developed by Robert Bell, the founder of Banana Boat, Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights from Bell to produce and distribute the Sunpill. The composition of the Sunpill, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage, and skin cancer.

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

Formulation of NSPs

The Company’s NSPs are currently formulated by Dr. Xenakis and Bill Downs and are proprietary to the Company. The Company has no trademark or patent protection for any of its products or services, except the SunPill. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

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

New Material Agreements

Negotiations for several material agreements were conducted during the first quarter of 2008 and completed prior to filing this quarterly report:

•

On April 1, 2008, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), a securities broker and member in good standing with the Financial Industry Regulatory Authority. In addition to providing advisory services, as requested, Newbridge will act as “Market Maker” for the Company. The term of the agreement is for one year and may be extended by mutually agreement. The contract provides for Newbridge to receive a fee for advisory services of $30,000, payable in installments, along with 500,000 shares of restricted common stock plus an option for 800,000 additional common shares, issued in a series at strike prices ranging from $4.50 to $6.00.

•

On April 23, 2008, the Company entered into a sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill. This agreement supersedes the Company’s previous SunPill license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is the greater of $2,500,000 or 5% of gross sales, payable quarterly at the greater of $62,500 or 5% of gross sales.

Competition

The nutritional supplement industry is highly competitive. Many of the Company’s competitors are large, well-known companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have formulary capabilities that may allow them to formulate new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those formulated by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

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

Proprietary Rights

The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently formulating products that are substantially equivalent or superior. The Company has no patent or trademark protection on its proprietary products other than SunPill.

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

Recent Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” (“SFAS 161”) an amendment of FASB Statement No. 133. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows

Critical Accounting Policies

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

Results of Operations

Comparison of the Three months Ended March 31, 2008 (“Q1-2008”) to the Three months Ended March 31, 2007 (“Q1-2007”)

Total revenues increased $9,321 or 26.9%, to $43,993 in Q1-2008 from $34,672 in Q1-2007. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.  We will continue to market our NSPs, however, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the Sunpill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q1-2008.

Total cost of revenues decreased $20,417 or 58.7%, to $14,379 in Q1-2008 from $34,796 in Q1-2007. The decrease is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and marketing costs decreased $129,8998 or 56.3%, to $100,702 in Q1-2008 from $230,600 in Q1-2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs. Our new products, the Sunpill and AlGal, are in currently being commercialized.

General and administrative costs increased $47,233 or 20.0%, to $282,922 in Q1-2008 from $235,689 in Q1-2007. The increase in general and administrative expenses is related to costs associated with accrued executive compensation along with consulting, legal and professional costs incurred with commercializing the SunPill.

Liquidity and Capital Resources

Overview

We incurred a net loss for the three months ended March 31, 2008 of $303,201. We had a $1,410,320 deficit in working capital at March 31, 2008. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q1-2008. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2007 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of March 31, 2008 there were no commitments for long-term capital expenditures.

Cash Flows for the Three Months Ended March 31, 2008

Our cash and cash equivalents increased $3,192 to $4,800 as of March 31, 2008 from $1,607 as of December 31, 2007.

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2008 of $202,106. Net cash used resulted from a net loss of approximately $302,884, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation. The net loss was partially offset by net cash provided from a net change in working capital components of $100,778. The most significant working capital component change was an increase in accounts payable and accrued expenses of $108,164, resulting from the Company securing more services related to its commercialization of the SunPill and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $213 in net cash during the three months ended March 31, 2008. Net cash used is composed entirely of capital expenditures.

Cash Flows from Financing Activities

Our financing activities provided net cash of $205,511 for the three months ended March 31, 2008. We raised approximately $135,511 in advances from officers and related parties and $70,000 through the sales of Series B preferred stock.

Financial Position

Our total assets increased $10,475 to $589,648 as of March 31, 2008 from $579,173 as of December 31, 2007.

Our inventory decreased $14,524 to approximately $100,457 as of March 31, 2008 from $114,981 as of December 31, 2007 as a result of increased utilization of inventory due to increased sales.

Borrowings Outstanding

As of March 31, 2008, we had borrowings of $1,467,074, which was almost entirely from shareholders, officers and related parties, except for a $38,973 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of March 31, 2008.

We believe that a minimum of an additional $500,000 will be needed over the next 6 months to successfully launch the SunPill product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nutrition supplement industry is intensely competitive and the strengthening of any of our competitors could harm our business.

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

We currently have no trademark registration for any of our products, except SunPill. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain jurisdictions where our products are sold.

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

Our business may be adversely affected by unfavorable publicity within the nutrition supplement market.

We believe that the nutrition supplement market is significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the nutrition supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our NSPs, any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that nutrition supplements may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

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

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the review of our condensed consolidated financial statements for the Three months ended March 31, 2008, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly Report.”

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

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the first quarter of 2008, 1,251,000 of common shares were issued to certain founders under anti-dilutive agreements, resulting in a reduction of $1,251 to additional paid in capital equal to the par value of the shares issued.

Preferred Stock

In January 2008, the Company sold 70,000 shares of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

ITEM 3. DEFAULTS ON SENIOR DEBT

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

No.

 Description

10.5

Consulting Agreement with Gary Spaniak Sr., dated January 1, 2007*

10.6

Consulting Agreement with Bobby Story, dated January 1, 2007*

10.7

Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Alan Xenakis*

10.8

Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Frank Rizzo*

10.9

Business Advisory Agreement between XenaCare Holdings, Inc. and Newbridge Securities Corporation dated April 1, 2008

10.10

Sales Agreement between XenaCare Holdings, Inc. and Pure Laboratories, LLC dated April 23, 2008

10.11

Preferences and Rights of Series “B” Convertible Preferred Stock of XenaCare Holdings, Inc.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

———————

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)

22