Form 10-Q
period 2008-06-30
Xenacare Holdings, Inc.
filed 2008-08-19
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008

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

________________________________________________________________________

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
25,783,338 shares of $0.0001 par value common stock at August 5, 2008.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements (Unaudited)

4

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

24

Item 4. Controls and Procedures

24

Item 4t. Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 1a. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults on Senior Debt

26

Item 4. Submission of Matters to a Vote of the Securities Holders

26

Item 5. Other Information

26

Item 6. Exhibit

27

Signatures

28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$118,711	$1,607
Accounts receivable	4,332	4,048
Inventory	180,819	114,981
Prepaid expenses and other current assets	358,851	146,000

Total Current Assets	662,713	266,636

Office Furniture and Equipment, net	2,116	2,537
Other Assets	310,008	310,000

TOTAL ASSETS	$974,837	$579,173

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,325,500	$972,111
Notes payable - current	928,506	471,748

Total Current Liabilities	2,254,006	1,443,859

Notes payable - non-current	—	—
Other liabilities	859,815	859,815

TOTAL LIABILITIES	3,113,821	2,303,674

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, blank check, 5,000,000 shares authorized:
Series A, $0.001 par value, 500,000 shares issued	500	500
Series B, $0.001 par value, 206,600 shares issued	207	—
Series C, $0.001 par value, 50,000 shares issued	50	—
Common stock, $0.001 par value, 45,000,000 shares authorized: 25,783,338 and 23,647,338 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	25,783	23,647
Additional paid-in-capital	4,223,398	3,526,691
Stock subscription receivable	—	—
Accumulated deficit	(6,388,922)	(5,275,339)

Total Shareholders' Equity (Deficit)	(2,138,984)	(1,724,501)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$974,837	$579,173

XenaCare Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$22,649	$23,886	$66,642	$58,558
Service revenue	—	—	—	—
Other fee revenue	—	—	—	—

Total revenue	22,649	23,886	66,642	58,558

Cost of revenue	6,264	14,567	20,642	38,063

Gross profit	16,385	9,319	46,000	20,495

Operating costs and expenses:
Selling and marketing	161,315	158,279	262,017	407,267
General and administrative	330,282	145,642	613,205	367,584
Impairment and write downs	—	—	—	—

Total operating costs and expenses	491,597	303,921	875,222	774,851

Other income (expense)
Interest income	—	—	—	—
Interest expense	(35,271)	—	(78,209)	—
Other income	—	6,317	87,716	1,081
Other expenses	(299,899)	—	(293,868)	(1,228)

Total other income (expense)	(335,170)	6,317	(284,361)	(147)

Net Loss	$(810,382)	$(288,285)	$(1,113,583)	$(754,503)

Weighted average shares - basic and diluted	25,340,838	22,623,801	24,776,338	22,476,003
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.03)

XenaCare Holdings, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,113,583)	$(754,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634	18,176
Stock issued for services	442,399	—
Changes in operating assets and liabilities:
Accounts receivable	(284)	—
Inventory	(65,838)	(86,425)
Prepaid expenses and other current assets	(212,859)	(147,350)
Accounts payable and accrued expenses	353,390	167,426
Net cash used in operating activities	(596,141)	(802,676)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(213)	(4,238)
Net cash used in investing activities	(213)	(4,238)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	105,500
Advances from (Payments to) related parties	456,758	649,836
Proceeds from sale of stock	256,600	—
Net cash provided by financing activities	713,358	755,336

Increase (Decrease) in Cash	117,004	(51,578)
Cash, Beginning of Period	1,607	44,179

Cash, End of Period	$118,611	$(7,399)

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
None	$—	$—

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical, life style performance and protective nutrition supplement products (“NSPs”).

Our Clinical NSP product group has commenced the formulation and brand building of a line of NSPs for the replenishment of nutrients lost due to pharmaceutical medications, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Lifestyles Performance NSP product group is involved in the formulation of a line of NSPs for the energy/lifestyle performance market to be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, Sun Pill, is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In March 2008, we completed the final formulation of the product and anticipate generating sales through our websites and from infomercials in the third quarter of 2008.

History of the Company

Initial operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi factors of atherosclerosis). The Company’s historical lines of NSPs are: XenaCor, XenaZymePlus and XenaTri.

In mid 2005 the Company began to formulate NSPs for personal performance and lifestyle performance products. The Company also developed new distribution channels for the historical NSPs, including web site and infomercials. The Company has also formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, NSPs have been formulated, which the Company believes will combat the depletion effects of commonly prescribed drugs. Additionally, the Company has added a nutritional supplement (world wide patent pending) that defends the skin from the damaging effects of the sun, and a patented process for an algae-based Omega 3 fatty acid food additive that is tasteless and odorless. The Company has the worldwide rights to both proprietary items.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company

“XenaCare”, “XC Holdings”, “we”, “us” or “our”

APB

Accounting Principles Board

ARB

Accounting Review Board

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

NSP

Nutrition Supplement Product

Interim Reporting

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: BRS, Inc.; XenaCare, LLC; XenaStaff, LLC; and XenaCeutical, LLC and Raw Material Ingredients, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from SunPill™ and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme, Body Replenishment Line and its newest product lines, B-Alert and SunPill™.

Revenue Recognition

The Company’s product revenues represent primarily sales of XenaCor, XenaTri, XenaZyme and the Body Replenishment Line. No revenue has been generated by the SunPill™, however, B-Alert or 2BHealthy product lines have generated nominal revenue. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

The Company’s revenue recognition policies are in compliance with SAB 104, Revenue Recognition, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have not been material. The Company does not have a product return reserve established.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company does not engage in research and development as defined in SFAS 2, Accounting for Research and Development Costs. However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” , which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Business Combinations

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This Statement replaces the original FASB 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Share-Based Payments

On December 21, 2007 the SEC staff issued SAB 110, which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2008 consist primarily of:

•

$150,000 in common stock issued to Sun Packing Inc. pending return and cancellation of share certificate,

•

$125,000 royalty advances associated with the license of SunPill™. In April 2008, the Company completed negotiations to acquire full ownership of the SunPill™ proprietary formula and patent. The license agreement will be superseded by the purchase agreement and the prepaid royalties will be included in the purchase,

•

$21,000 prepaid slotting allowance acquired in connection with the 2BHealthy acquisition agreement,

•

$30,000 in advances paid for production of infomercials, and

•

$32,851 reclassification of debit balance accounts in accounts payable.

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $859,815 at June 30, 2008 consist exclusively of advances made by the Company’s existing shareholders.

NOTE 6. – COMMITMENTS AND CONTINGENCIES

The Company is currently operating under several material agreements as listed below:

•

Business consulting agreements with three individuals for their services in the areas of mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

•

 On August 5, 2008 the Company amended its April 23, 2008 sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill™. This agreement supersedes the Company’s previous SunPill™ license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

•

An Image Marketing and Branding Agreement with Creative Management, Inc. and a companion Spokesperson Agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements extend through May 31, 2009 and include various levels of compensation based upon performance.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – COMMON AND PREFERRED STOCK

Common Stock

The public began trading in the Company’s shares on March 05, 2008. The Company’s trading symbol is XCHO:OTC.

On April 1, 2008, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), a securities broker and member in good standing with the Financial Industry Regulatory Authority. The contract provides for Newbridge to receive a fee for advisory services of $30,000, payable in installments, along with 500,000 shares of restricted common stock plus an option for 800,000 additional common shares, issued in a series at strike prices ranging from $4.50 to $6.00. In August, 2008 this agreement was canceled by mutual agreement, whereby Newbridge retains any fees already paid and common stock already issued. The options along with all other obligations were cancelled.

In April 2008, the Company issued an additional 264,000 shares to Bob Arnott, under an existing agreement to provide spokesperson services to the Company. In connection with the Bob Arnott agreement, an additional 66,000 shares was issued to Creative Management, Inc. under an existing agreement to provide marketing consulting services.

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to XenaCare Holdings, Inc. The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors. The cancellation of the shares is expected to be completed in August 2008.  Pending return and cancellation of the share certificate, the Company has recorded the value of the shares as a receivable.

Preferred Stock

During the quarter, the Company sold 136,600 shares in aggregate of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

In May 2008, the Company sold 50,000 shares of Series C preferred stock for $1.00 per share. The Series C preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 1 share of common stock. The preferred shares also include a warrant to purchase an equivalent number of common shares at $2.00 per share, for a term of 3 years.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – SUBSEQUENT EVENTS

On August 5, 2008, the Company amended its April 23, 2008 sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill™. This agreement supersedes the Company’s previous SunPill™ license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

On August 12, 2008, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Sun Packing, Inc. (“Sun Packing”); Wallisville Partners, Ltd (Wallisville”); and Jon L Grossman and Peter L Elston, shareholders of Sun Packing (“Sun Packing Shareholders”). The share exchange agreement provides that the Sun Packing Shareholders will transfer 100% of the outstanding shares of Sun Packing to the Company in exchange for:

•

The Company’s common shares equal to 50.1% of the outstanding common shares on a fully diluted basis.

•

The Company’s Series D preferred shares, which will be convertible into 20% of the outstanding common shares, upon the occurrence of both of the following within 24 months:

•

The Company generates less than $10 million in gross revenue (less returns and allowances) in any consecutive 12 month period selected by the current Company management, and

•

Sun Packing, in any consecutive 12 month period selected by current Sun Packing management, has either:

•

$10 million or more in gross revenues (less returns and allowances), or

•

Net income on a GAAP basis equal to or in excess of Sun Packing’s 2007 net income.

The Share Exchange Agreement also provides for a closing date at the later of (1) October 1, 2008 or (2) the satisfaction of or waiver of the conditions to closing. If either party fails to satisfy conditions to closing by November 15, 2008 the Share Exchange Agreement is terminated. Conditions to closing are:

•

Responsibilities of the Company are to:

•

Increase the board positions to 4 members, the current Chairman has agreed to resign upon closing,

•

Increase authorized common shares,

•

Cancel all outstanding options, warrants, convertible securities except for Series C preferred Stock,

•

Execute employment agreements with the principals of Sun Packing,

•

Responsibilities of Sun Packing are to:

•

Appoint two board members

•

Provide audited financial information for Sun Packing for the years ended December 31, 2007 and 2006,

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

Terms and Definitions

Company

“XenaCare”, “XC Holdings”, “we”, “us” or “our”

APB

Accounting Principles Board

ARB

Accounting Review Board

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

NSP

Nutrition Supplement Product

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

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and the effect of those pronouncements.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2008 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of June 30, 2008.

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

•

Our line of Protective NSPs currently consists of SunPill™ and AlGal. SunPill™ is a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage. AlGal is a pure uncontaminated algae based Omega 3 fatty acid.

Since mid 2005, we expanded our focus and began to formulate NSPs for personal and lifestyle performance products. We also developed new distribution channels for our historical Clinical NSPs. We have also acquired exclusive worldwide rights, patents and technology developed by Pure Laboratories, LLC , through which we will showcase and market , the SunPill™. Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

Substantially all revenues to date have been generated from sales of historical Clinical NSPs, XenaCor, XenaTri and XenaZymePlus. Since our inception, we have never been profitable.

We purchase all of our products and supplies from third-party sources. We have no long-term contracts, as purchases are made on an order-by-order basis. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source.

Clinical NSPs

Our line of Clinical NSPs seek to shift a portion of current consumer “out-of-pocket” spending on ineffective and/or incomplete self-care and healing products, obtained through a myriad of retail and Internet distribution systems. Our Clinical NSPs provide consumers with access to proprietary nutritional supplements and supplement nutrient depletion resulting from the use of certain prescription pharmaceuticals. We also plan to sell and distribute these products through pharmacies and other distribution outlets as well as through infomercials and a book authored by Dr. Xenakis, Chairman of the Board, to promote our Clinical NSPs.

XenaCor, XenaTri and XenaZymePlus are specifically formulated to support and help maintain patient healthcare for many risk factors, including those related to homocysteine levels, lipid control, blood flow and blood pressure. These NSPs are formulated under the guidelines of the Food and Drug Administration (“FDA”) and its regulation of the Nutritional supplement and Health Education Act. However, while the FDA regulates the nutritional supplement industry, no approvals by the FDA are required for our products.

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

Body Replenishment Systems (“BRS”) formulations provide patients access to NSPs that combat prescription drug induced nutrient depletion problems widely recognized by both consumer and clinician. As stated in The Drug-

induced Nutrient Depletion Handbook, second edition (2003) by Ross Pelton et al., “16 of the top 20 drugs are associated with drug/nutrient interaction.” BRS formulations focus on replacing prescription drug depleted nutrients and position themselves as extensions to the primary Clinical NSPs. We believe that BRS formulations will not compete with our historical Clinical NSPs as our historical Clinical NSPs specifically support disease treatment. We also believe that BRS formulations will meet a high revenue opportunity without affecting current revenue generating Clinical NSPs. The BRS formulations will be marketed and sold through the same outlets as our other Clinical NSPs. This strategy has no effect on the current and future operations of our other Clinical NSPs.

Presently twelve new formulations have been designed and manufactured for consumers being treated with prescription drugs for high blood pressure, heart disease, diabetes, ulcers, depression, infection, arthritis, aids and weight loss. BRS intends to utilize toll free telephone and virtual computer linkups, using the same marketing and sales practices as our current Clinical NSPs operations. We believe BRS is a natural supplementation for prescription induced nutrition depletion and is necessary and important for positive patient health outcomes. As part of our marketing program, Dr. Xenakis, our CEO and chairman, wrote a book titled, “When Good Medicines do Bad Things to Healthy Bodies” in 2006. In addition, an infomercial featuring Dr. Xenakis is being produced to educate the consumer on the depletion of nutrients by the use of prescription drugs.

Lifestyle Performance NSPs

We are developing formulations for the Lifestyle Performance market, which consists of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Protective NSPs

SunPill™, a revolutionary nutritional supplement that defends your skin from photo-aging and sun-damage, was developed by the founder of Banana Boat, Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill™. The composition of the SunPill™, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

Spokesperson Agreement

Additionally, we have entered into an agreement with Dr. Bob Arnot, a nationally known medical news correspondent who will serve as our Spokesperson for the SunPill™ and Algal nutritional supplements.

Formulation of NSPs

The Company’s NSPs are currently formulated by Dr. Xenakis and are proprietary to the Company. The Company has no patent protection for any of its products or services, except the SunPill™ but has multiple trademark protection on certain service marks currently in commerce. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

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

New Material Agreements

Negotiations for several material agreements were conducted during the second quarter of 2008 and completed prior to filing this quarterly report:

On April 1, 2008, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), a securities broker and member in good standing with the Financial Industry Regulatory Authority. In addition to providing advisory services, as requested, Newbridge will act as “Market Maker” for the Company. The term of the agreement is for one year and may be extended by mutually agreement. The contract provides for Newbridge to receive a fee for advisory services of $30,000, payable in installments, along with 500,000 shares of restricted common stock plus an option for 800,000 additional common shares, issued in a series at strike prices ranging from $4.50 to $6.00. In August, 2008 this agreement was canceled by mutual agreement, whereby Newbridge retains any fees already paid and common stock issued. The options along with all other obligations were cancelled.

•

On August 5, 2008 the Company amended its April 23, 2008 sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill™. This agreement supersedes the Company’s previous SunPill™ license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

•

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to XenaCare Holdings, Inc. The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors. The cancellation of the shars is expected to be completed during August 2008.  Pending return and cancellation of the share certificate, the Company has recorded the value of the shares as a receivable.

•

On August 12, 2008, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Sun Packing, Inc. (“Sun Packing”); Wallisville Partners, Ltd (Wallisville”); and Jon L Grossman and Peter L Elston, shareholders of Sun Packing (“Sun Packing Shareholders”). The share exchange agreement provides that the Sun Packing Shareholders will transfer 100% of the outstanding shares of Sun Packing to the Company in exchange for:

•

The Company’s common shares equal to 50.1% of the outstanding common shares on a fully diluted basis.

•

The Company’s Series D preferred shares, which will be convertible into 20% of the outstanding common shares, upon the occurrence of both of the following within 24 months:

•

The Company generates less than $10 million in gross revenue (less returns and allowances) in any consecutive 12 month period selected by the current Company management, and

•

Sun Packing, in any consecutive 12 month period selected by current Sun Packing management, has either:

•

$10 million or more in gross revenues (less returns and allowances), or

•

Net income on a GAAP basis equal to or in excess of Sun Packing’s 2007 net income.

The Share Exchange Agreement also provides for a closing date at the later of (1) October 1, 2008 or (2) the satisfaction of or waiver of the conditions to closing. If either party fails to satisfy conditions to closing by November 15, 2008 the Share Exchange Agreement is terminated. Conditions to closing are:

•

Responsibilities of the Company are to:

•

Increase the board positions to 4 members, the current Chairman has agreed to resign upon closing,

•

Increase authorized common shares,

•

Cancel all outstanding options, warrants, convertible securities except for Series C preferred Stock,

•

Execute employment agreements with the principals of Sun Packing,

•

Responsibilities of Sun Packing are to:

•

Appoint two board members

•

Provide audited financial information for Sun Packing for the years ended December 31, 2007 and 2006,

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

Proprietary Rights

The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently formulating products that are substantially equivalent or superior. The Company has no patent protection for any of its products or services, except the SunPill™ but has multiple trademark protection on certain service marks currently in commerce.

Governmental Regulation

The Federal Drug Administration (FDA) oversees product safety, manufacturing, and product information, such as statements on the product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•

the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•

requirements related to the wording used for statements about nutrients, health statements, and statements of nutritional support;

•

labeling requirements for dietary or nutritional supplements for which “high potency,” “antioxidant,” and “trans-fatty acids” statements are made;

•

notification procedures for statements on dietary and nutritional supplements; and

•

pre-market notification procedures for new dietary ingredients in nutritional supplements.

We utilize a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of our products. We continuously update our substantiation program to expand evidence for each of our product statements and notify the FDA of certain types of performance statements made in connection with our products.

In certain markets, including the United States, specific statements made by us with respect to our products may change the regulatory status of a product. For example, a product sold as a nutritional supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and asked to be removed from the market. To maintain the product’s status as a nutritional supplement, the labeling and marketing must comply with the provisions in the Dietary Supplement Health and Education Act of 1994 (DSHEA) and the FDA’s extensive regulations. As a result, we have procedures in place to promote and enforce compliance by our employees related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulations applicable to our products, and the varied regulators enforcing these regulatory requirements, determining how to conform to all requirements is often open to interpretation and debate. As a result, we can make no assurances that regulators will not question any of our actions in the future, even though we have put continuing effort into complying with all applicable regulations.

Nutritional supplements are also subject to the Nutrition, Labeling and Education Act and various other acts that regulate health statements, ingredient labeling, and nutrient content statements that characterize the level of nutrients in a product. These acts prohibit the use of any specific health statement for nutritional supplements unless the health statement is supported by significant scientific research and is pre-approved by the FDA.

Regulators such as the Federal Trade Commission (FTC) regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous nutritional supplement companies for false and/or misleading marketing practices, as well as misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product statements clearly and accurately, and further require marketers to maintain adequate substantiation for their statements. The FTC requires such substantiation to be competent and reliable scientific evidence. Specifically, the FTC requires a company to have a reasonable basis for the expressed and implied product statement before it disseminates an advertisement. A reasonable basis is determined based on the statements made, how the statements are presented in the context of the entire advertisement, and how the statements are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading statements by requiring scientific substantiation of product statements at the time such statements are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

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

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" . EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Results of Operations

Comparison of the Three months Ended June 30, 2008 (“Q2-2008”) to the Three months Ended June 30, 2007 (“Q2-2007”)

Net Revenues Total net revenues decreased $1,237 or 5.2%, to $22,649 in Q2-2008 from $23,886 in Q2-2007. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base. We will continue to market our NSPs, however, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in Q2-2008.

Cost of Revenues Total cost of revenues decreased $8,303 or 57.0%, to $6,264 in Q2-2008 from $14,567 in Q2-2007. The decrease is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs Selling and marketing costs increased $3,036 or 1.9%, to $161,315 in Q2-2008 from $158,279 in Q2-2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs. Our new products, the SunPill™ and AlGal, are in currently being commercialized.

General and Administrative Costs General and administrative costs increased $184,640 or 126.8%, to $330,282 in Q2-2008 from $145,642 in Q2-2007. The increase in general and administrative expenses is related to costs associated with accrued executive compensation along with consulting, legal and professional costs incurred with commercializing the SunPill™.

Other Income(Expense) Other income(expense) costs increased $50,809 to $335,170 expense in Q2-2008 from $6,317 income in Q2-2007. The increase expense is related to increased financing costs of debt.

Comparison of the Six months Ended June 30, 2008 (“YTD-2008”) to the Six months Ended June 30, 2007 (“YTD-2007”)

Net Revenues Total net revenues increased $8,084 or 13.8%, to $66,642 in YTD-2008 from $58,558 in YTD-2007. Substantially all of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base. We will continue to market our NSPs, however, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive. No sales from these new products were generated in YTD-2008.

Cost of Revenues Total cost of revenues decreased $17,421 or 45.8%, to $20,642 in YTD-2008 from $38,063 in YTD-2007. The decrease is related to our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs Selling and marketing costs decreased $145,250 or 35.7%, to $262,017 in YTD-2008 from $407,267 in YTD-2007. The decrease in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs. Our new products, the SunPill™ and AlGal, are in currently being commercialized.

General and Administrative Costs General and administrative costs increased $245,621 or 66.8%, to $613,205 in YTD-2008 from $367,584 in YTD-2007. The increase in general and administrative expenses is related to costs associated with accrued executive compensation along with consulting, legal and professional costs incurred with commercializing the SunPill™.

Other Income(Expense) Other income(expense) increased $284,214 expense to $284,361 expense in Q2-2008 from $147 expense in Q2-2007. The increase expense is related to the cost of marketing and financing consulting services.

Liquidity and Capital Resources

Overview

We incurred a net loss for the six months ended June 30, 2008 of $1,263,583 and had a $1,741,393 deficit in working capital at June 30, 2008. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q2-2008. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Our recurring losses from operations and increased contractual agreements raise doubt about our ability to continue as a going concern. Based on our current plans, we anticipate that revenues earned from SunPill™ and AlGal product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2007 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of June 30, 2008 there were no commitments for long-term capital expenditures.

Cash Flows for the Six Months Ended June 30, 2008

Our cash and cash equivalents increased $117,104 to $118,711 as of June 30, 2008 from $1,607 as of December 31, 2007.

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2008 of $596,041. Net cash used resulted from a net loss of approximately $820,550, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. The net loss was partially offset by net cash provided from a net change in working capital components of $224,509. The most significant working capital component change was an increase in accounts payable and accrued expenses of $353,490, resulting from the Company securing more services related to its commercialization of the SunPill™ and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $213 in net cash during the three months ended March 31, 2008. Net cash used is composed entirely of capital expenditures.

Cash Flows from Financing Activities

Our financing activities provided net cash of $713,358 for the six months ended June 30, 2008. We raised approximately $456,758 in advances from officers and related parties and $256,600 through the sales of preferred stock.

Financial Position

Our total assets increased $245,664 to $824,837 as of June 30, 2008 from $579,173 as of December 31, 2007.

Our inventory increased $65,838 and our prepaid expenses and other current assets increased $62,851 as a result of additions associated with preparing the SunPill™ for commercial launch. Our cash increased $117,104 as a result of additional financing.

Borrowings Outstanding

As of June 30, 2008, we had borrowings of $928,507, which was composed of $776,237 from shareholders, officers and related parties, $2,270 drawn against a $40,000 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company and $150,000 from Sun Packing, Inc.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of June 30, 2008. We believe that a minimum of an additional $500,000 will be needed over the next 6 months to successfully launch the SunPill™ product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4. CONTROLS AND PROCEDURES

See Item 4T

ITEM 4T. CONTROLS AND PROCEDURES

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

In connection with the review of our condensed consolidated financial statements for the three months ended June 30, 2008, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

Lack of Independent Board of Directors and Audit Committee

Management is aware that there is a lack of an independent board of directors and audit committee due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the cost of maintaining independent board members and the direct involvement of the existing officers and board members in the company’s daily transactions, the risks associated with such lack of an independent board of directors are low and the potential benefits of adding independent directors to enhance corporate governance duties do not justify the substantial expenses associated with such additions. Management will periodically reevaluate this situation.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On August 5, 2008 the Company amended its April 23, 2008 sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill™. This agreement supersedes the Company’s previous SunPill™ license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

In April 2008, the Company issued an additional 264,000 shares to Bob Arnott, under an existing agreement to provide spokesperson services to the Company. In connection with the Bob Arnott agreement, an additional 66,000 shares was issued to Creative Management, Inc. under an existing agreement to provide marketing consulting services.

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to XenaCare Holdings, Inc. The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors. The cancellation of the shares is expected to be completed during August 2008.  Pending return and cancellation of the share certificate, the Company has recorded the value of the shares as a receivable.

Preferred Stock

During the quarter, the Company sold 136,600 shares in aggregate of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

In May 2008, the Company sold 50,000 shares of Series C preferred stock for $1.00 per share. The Series C preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 1 share of common stock. The preferred shares also include a warrant to purchase an equivalent number of common shares at $2.00 per share.

These shares were offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by Section 4(2) and Rule 504 of the act and Regulation D promulgated there under, and in compliance with the exemption and legend placed upon the shares.

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

10.10

Sales Agreement between XenaCare Holdings, Inc. and Pure Laboratories, LLC dated April 23, 2008

10.11

Preferences and Rights of Series “B” Convertible Preferred Stock of XenaCare Holdings, Inc.

10.12

Preferences and Rights of Series “C” Convertible Preferred Stock of XenaCare Holdings, Inc.

10.13

Pure Laboratories Modification Agreement, August 5, 2008

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

Date: August 14, 2008

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)