Form 10-Q
period 2008-09-30
Xenacare Holdings, Inc.
filed 2008-11-19
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008

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
26,003,338 shares of $0.001 par value common stock at September 30, 2008.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4. CONTROLS AND PROCEDURES

25

ITEM 4T. CONTROLS AND PROCEDURES

25

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

27

ITEM 1A. RISK FACTORS

27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3. DEFAULTS ON SENIOR DEBT

27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

27

ITEM 5. OTHER INFORMATION

27

ITEM 6. EXHIBIT

28

SIGNATURES

29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$780	$1,607
Accounts receivable	316,462	4,048
Inventory	58,276	114,981
Prepaid expenses and other current assets	567,467	146,000

Total Current Assets	942,985	266,636

Office Furniture and Equipment, net	1,799	2,537
Other Assets	273,008	310,000

TOTAL ASSETS	$1,217,792	$579,173

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$874,244	$972,111
Notes payable - current	1,401,206	471,748

Total Current Liabilities	2,275,450	1,443,859

Notes payable - non-current	—	—
Other liabilities	859,815	859,815

TOTAL LIABILITIES	3,135,265	2,303,674

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, blank check, 5,000,000 shares authorized:
Series A, $0.001 par value, 500,000 shares issued	500	500
Series B, $0.001 par value, 206,600 shares issued	207	—
Series C, $0.001 par value, 50,000 shares issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized:
26,003,338 and 23,647,338 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	26,003	23,647
Additional paid-in-capital	4,243,363	3,526,691
Stock subscription receivable	—	—
Accumulated deficit	(6,187,546)	(5,275,339)

Total Shareholders' Deficit	(1,917,473)	(1,724,501)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,217,792	$579,173

XenaCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$328,644	$30,079	$395,286	$88,637
Service revenue	—	26,800	—	26,800
Other fee revenue	—	—	—	2,000

Total revenue	328,644	56,879	395,286	117,437

Cost of revenue	157,927	42,676	178,569	92,039

Gross profit	170,717	14,203	216,717	25,398

Operating costs and expenses:
Selling and marketing	228,026	94,570	490,043	483,449
General and administrative	(181,638)	634,430	431,567	1,015,760
Write downs	59,160	—	59,160	—

Total operating costs and expenses	105,548	729,000	980,770	1,499,209

Other income (expense)
Interest income	—	—	—	—
Interest expense	65,654	—	(12,555)	—
Other income	50	—	87,045	6,317
Other expenses	70,502	(9,365)	(222,646)	(11,171)

Total other income (expense)	136,206	(9,365)	(148,156)	(4,854)

Net Income (Loss)	$201,375	$(724,162)	$(912,209)	$(1,478,665)

Weighted average shares - basic and diluted	25,893,338	23,282,192	25,083,088	22,731,301
Basic and diluted loss per share	$0.01	$(0.03)	$(0.04)	$(0.07)

XenaCare Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(912,209)	$(1,478,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	27,264
Stock issued for services	431,500	(349,504)
Forfeited shares	(122,500)
Changes in operating assets and liabilities:
Accounts receivable	(312,414)	—
Inventory	56,705	(82,137)
Prepaid expenses and other current assets	(234,475)	(127,350)
Accounts payable and accrued expenses	(94,230)	662,207
Net cash used in operating activities	(1,186,672)	(1,348,185)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(213)	(5,292)
Net cash used in investing activities	(213)	(5,292)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	328,846
Advances from (Payments to) related parties	929,458	1,009,340
Proceeds from sale of stock	256,600	—
Net cash provided by financing activities	1,186,058	1,338,186

Increase (Decrease) in Cash	(827)	(15,291)
Cash, Beginning of Period	1,607	44,179

Cash, End of Period	$780	$28,888

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
None	$—	$—

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, Sun Pill, is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In March 2008, we completed the final formulation of the product and began generating sales through major retail chains in the third quarter of 2008.

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

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

NSP

Nutrition Supplement Product

Interim Reporting

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

Revenue Recognition

The Company’s product revenues represent primarily sales of SunPill™, XenaCor, XenaTri, XenaZyme and the Body Replenishment Line.  The B-Alert or 2BHealthy product lines have generated nominal revenue. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

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

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company does not have a product return reserve established.

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

Business Combinations

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This Statement replaces the original FASB 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.  Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

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

Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS 163 is effective fro financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163.  Except for those disclosures, earlier application is not permitted.

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

NOTE 4. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Significant components of prepaid expenses and other current assets at September 30, 2008 consist primarily of:

•

$150,000 in common stock issued to Sun Packing Inc. pending return and cancellation of share certificate,

•

$100,000 in advances to a vendor for product,

•

$125,000 royalty advances associated with the acquisition of the SunPill™ proprietary formulation and patent.  The purchase agreement and the prepaid royalties have been included in the purchase price, which is 5% of sales, capped at $2,500,000

•

$114,800 in prepaid slotting allowances, to be amortized over 13 months,

•

$74,782 in production costs of infomercials, to be amortized over 12 months.

NOTE 5. – OTHER LIABILITIES

Other liabilities totaling $859,815 at September 30, 2008 consist exclusively of advances made by the Company’s existing shareholders.

NOTE 6. – COMMITMENTS AND CONTINGENCIES

The Company is currently operating under several material agreements as listed below:

•

Business consulting agreements with three individuals for their services in the areas of mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

•

On August 5, 2008 the Company amended its April 23, 2008 sales agreement with Pure Laboratories, LLC to purchase all rights to SunPill™. This agreement supersedes the Company’s previous SunPill™ license agreement with Pure Laboratories, LLC dated February 8, 2007. The aggregate purchase price is the greater of 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

•

An Image Marketing and Branding Agreement with Creative Management, Inc. and a companion Spokesperson Agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements extend through May 31, 2009 and include various levels of compensation based upon performance.

•

On August 12, 2008, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Sun Packing, Inc. (“Sun Packing”); Wallisville Partners, Ltd (Wallisville”); and Jon LGrossman and Peter L Elston, shareholders of Sun Packing (“Sun Packing Shareholders”).  The share exchange agreement provides that the Sun Packing Shareholders will transfer 100% of the outstanding shares of Sun Packing to the Company in exchange for:

•

The Company’s common shares equal to 33.8% of the outstanding common shares on a fully diluted basis.

•

The Company’s Series D preferred shares, which will be convertible into 20% of the outstanding common shares, upon the occurrence of both of the following within 24 months:

o

The Company generates less than $10 million in gross revenue (less returns and allowances) in any consecutive 12 month period selected by the current Company management, and

o

Sun Packing, in any consecutive 12 month period selected by current Sun Packing management, has either:

▪

$10 million or more in gross revenues (less returns and allowances), or

▪

Net income on a GAAP basis equal to or in excess of Sun Packing’s 2007 net income.

▪

Cancellation.  All outstanding shares of Series D Preferred Stock shall be automatically cancelled without payment of any consideration therefore effective 24 months following the Original Series D Issue Date if the Conversion Date shall not have occurred on or prior to such date.

The Share Exchange Agreement also provides for a closing date at the later of (1) October 1, 2008 or (2) the satisfaction of or waiver of the conditions to closing.  If either party fails to satisfy conditions to closing by November 15, 2008 the Share Exchange Agreement is terminated.  Conditions to closing are:

•

Responsibilities of the Company are to:

o

Increase the board positions to 5 members, the current Chairman has agreed to resign upon closing,

o

Increase authorized common shares,

o

Cancel all outstanding options, warrants, convertible securities,

o

Execute employment agreements with the principals of Sun Packing,

o

Terminate all existing management agreements of the principals of the Company and issue new management and consulting agreements to said principals that are similar in nature to the ones issued to the principals of Sun Packing

•

Responsibilities of Sun Packing are to:

o

Appoint two board members

o

Provide audited financial information for Sun Packing for the years ended December 31, 2007 and 2006,

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – COMMON AND PREFERRED STOCK

Common Stock

The public began trading in the Company’s shares on March 05, 2008. The Company’s trading symbol is XCHO:OTC.

In March 2008, the Company cancelled 245,000 shares of common stock previously issued to former employees as the shares were not vested nor earned.

In April 2008, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), a securities broker and member in good standing with the Financial Industry Regulatory Authority. The contract provides for Newbridge to receive a fee for advisory services of $30,000, payable in installments, along with 500,000 shares of restricted common stock plus an option for 800,000 additional common shares, issued in a series at strike prices ranging from $4.50 to $6.00.  In August, 2008 this agreement was canceled by mutual agreement, whereby Newbridge retains any fees already paid and common stock already issued.  The options along with all other obligations were cancelled.

In April 2008, the Company issued an additional 264,000 shares to Bob Arnot, under an existing agreement to provide spokesperson services to the Company.  In connection with the Bob Arnot agreement, an additional 66,000 shares was issued to Creative Management, Inc. under an existing agreement to provide marketing consulting services.

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

On August 21, 2008, the Company entered into a consulting agreement with Mr. Martin Hodias for the purpose of mergers and acquisitions.  For his service, he was issued 150,000 shares of restricted common stock.  A copy of the consulting agreement is attached as Exhibit 10.15.

Preferred Stock

During the quarter, the Company sold 136,600 shares in aggregate of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

In May 2008, the Company sold 70,000 shares of Series C preferred stock for $1.00 per share. The Series C preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 1 share of common stock.  The preferred shares also include a warrant to purchase an equivalent number of common shares at $2.00 per share, for a term of 3 years.

On August 29, 2008 the Company converted 70,000 shares of Preferred C to 70,000 shares of restricted common  stock, and the warrants were cancelled in compliance with the Share Exchange Agreement (see Note 8 below).

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

Q3-2008

Three months ended September 30, 2008

QTD-2008

Nine months ended September 30, 2008

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

•

Results of operations. This section provides an analysis of our results of operations for Q3-2008 and QTD-2008 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of September 30, 2008.

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

•

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to XenaCare Holdings, Inc.  The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors.  The cancellation of the shares is was completed in October 2008.  Pending return and cancellation of the share certificate, the Company has recorded the value of the shares as a receivable.

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

o

The Company’s common shares equal to 33.8% of the outstanding common shares on a fully diluted basis.

o

The Company’s Series D preferred shares, which will be convertible into 20% of the outstanding common shares, upon the occurrence of both of the following within 24 months:

▪

The Company generates less than $10 million in gross revenue (less returns and allowances) in any consecutive 12 month period selected by the current Company management, and

▪

Sun Packing, in any consecutive 12 month period selected by current Sun Packing management, has either:

•

$10 million or more in gross revenues (less returns and allowances), or

•

Net income on a GAAP basis equal to or in excess of Sun Packing’s 2007 net income.

•

Cancellation.  All outstanding shares of Series D Preferred Stock shall be automatically cancelled without payment of any consideration therefore effective 24 months following the Original Series D Issue Date if the Conversion Date shall not have occurred on or prior to such date.

The Share Exchange Agreement also provides for a closing date at the later of (1) October 1, 2008 or (2) the satisfaction of or waiver of the conditions to closing.  If either party fails to satisfy conditions to closing by November 15, 2008 the Share Exchange Agreement is terminated.  Conditions to closing are:

o

Responsibilities of the Company are to:

▪

Increase the board positions to 5 members, the current Chairman has agreed to resign upon closing,

▪

Increase authorized common shares,

▪

Cancel all outstanding options, warrants, convertible securities,

▪

Execute employment agreements with the principals of Sun Packing,

▪

Terminate all existing management agreements of the principals of the Company and issue new management and consulting agreements to said principals that are similar in nature to the ones issued to the principals of Sun Packing.

o

Responsibilities of Sun Packing are to:

▪

Appoint two board members

▪

Provide audited financial information for Sun Packing for the years ended December 31, 2007 and 2006,

Negotiations to extend the closing date to December 15, 2008, are currently in process.

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

Results of Operations

Comparison of the Three months Ended September 30, 2008 (“Q3-2008”) to the Three months Ended September 30, 2007 (“Q3-2007”)

Net Revenues Total net revenues increased $271,765 or 477.8%, to $328,644 (Q3-2008) from $56,879 (Q3-2007).  Our efforts redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results.  No sales from AlGal products were generated in Q3-2008 however the bulk of our increase in revenue was generated by sales of the SunPill™.  We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

Cost of Revenues Total cost of revenues increased $115,251 or 270.1%, to $157,927 (Q3-2008) from $42,676 Q3-2007). The increase is directly related to our increase in SunPill™ sales as a result of our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs Selling and marketing costs increased $133,456 or 141.1%, to $228,026 (Q3-2008) from $94,570 (Q3-2007).  The increase in selling and marketing expenses is primarily due to production of infomercials and other promotional efforts resulting from our switch in emphasis from Clinical NSPs. Our new product, the SunPill™ is currently in distribution.  AlGal products are still being commercialized.

General and Administrative Costs General and administrative costs decreased $807,297 or 129.1%, to $181,955 income (Q3-2008) from $634430

 (Q3-2007).  The decrease in general and administrative expenses is related to restructured costs associated with consulting, legal and professional costs incurred in prior quarters in commercializing the SunPill™.

Other Income(Expense) Other income(expense) increased $145,571 or 1,554.4% to $136,206 income (Q3-2008) from $9,365 expense (Q3-2007). ).  The increase in other income is related to the reduction of costs associated with accrued executive compensation.

Comparison of the Nine months Ended September 30, 2008 (“QTD-2008”) to the Nine months Ended September 30, 2007 (“QTD-2007”)

Net Revenues Total net revenues increased $277,849 or 236.6%, to $395,286 (QTD-2008) from $117,437 (QTD-2007).  Prior to Q3-2008, substantially all of our revenues have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.  We will continue to market our NSPs, however, our efforts redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, has begun to generate increasing sales.  Our AlGal product, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive, is still being commercialized.  No sales from AlGal products were generated in QTD-2008.

Cost of Revenues Total cost of revenues increased $86,530 or 94%, to $178,569 (QTD-2008) from $92,039 (QTD-2007). The increase is related primarily from increased sales as a result of our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs Selling and marketing costs increased $6,594 or 1.4%, to $490,043 (QTD-2008) from $483,449 (QTD-2007).  The modest increase in selling and marketing expenses is primarily due to our switch in emphasis from Clinical NSPs. Our new products, the SunPill™ is currently in distribution and AlGal, is currently being commercialized.

General and Administrative Costs General and administrative costs decreased $575,422 or 57.2%, to $431,250 (QTD-2008) from $1,015,760 (QTD-2007).  The increase in general and administrative expenses is related to costs associated with accrued executive compensation along with consulting, legal and professional costs incurred with commercializing the SunPill™.

Other Income(Expense) Other income(expense) increased $143,302 or 2,952.2% expense to $148,156 expense (QTD-2008) from $4,854 expense (QTD-2007). The increase expense is related to the cost of marketing and financing consulting services.

Liquidity and Capital Resources

Overview

We incurred a net loss for the nine months ended September 30, 2008 of $912,209 and had a $1,332,465 deficit in working capital at September 30, 2008.  We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for QTD-2008.  Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations.  We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2008 to cover our expenses.  These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months.  To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing.  As of September 30, 2008 there were no commitments for long-term capital expenditures other than those discussed in Note 6 to the quarterly financial statements.

Cash Flows for the Nine Months Ended September 30, 2008

Our cash and cash equivalents decreased $827 to $780 as of September 30, 2008 from $1,607 as of December 31, 2007.

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2008 of $1,186,672.  Net cash used resulted from a net loss of approximately $1,425,184, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services.  The net loss was partially offset by net cash provided from a net change in working capital components of $238,512.  The most significant working capital component change was an increase in accounts payable and accrued expenses of $728,696, resulting from the Company securing more services related to its commercialization of the SunPill™ and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $213 in net cash during the nine months ended September 30, 2008. Net cash used is composed entirely of capital expenditures.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,186,058 for the nine months ended September 30, 2008.  We raised approximately $929,458 in advances from officers and related parties and $256,600 through the sales of preferred stock.

Financial Position

Our total assets increased $638,619 to $1,217,792 as of September 30, 2008 from $579,173 as of December 31, 2007.

Our accounts receivable increased $312,414; our inventory decreased $56,705; and our prepaid expenses and other current assets increased $421,657 as a result of additions associated with launching the SunPill™.  Our cash decreased $827 as a result of using all available cash to support the new product launch.

Borrowings Outstanding

As of September 30, 2008, we had borrowings of $2,261,021, which was composed of $776,237 from shareholders, officers and related parties, $37,970 drawn against a $40,000 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company and $587,000 from Sun Packing, Inc.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of September 30, 2008. We believe that a minimum of an additional $500,000 will be needed over the next 6 months to successfully launch the SunPill™ product based on purchase orders and commitments received.

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

In connection with the review of our condensed consolidated financial statements for the three months ended September 30, 2008, we discovered no significant internal control deficiencies that we consider to be reportable conditions.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the quarter, the company issued 70,000 common shares to convert Series C preferred shares to common stock.

The Company issued 150,000 shares of to a consultant for services rendered.

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

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to XenaCare Holdings, Inc.  The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors.  The cancellation of the shares is expected to be completed during the fourth quarter of 2008.   Pending return and cancellation of the share certificate, the Company has recorded the value of the shares as a receivable.

Preferred Stock

Series C shares were converted to 70,000 common stock during the quarter.

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

10.7

Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Alan Xenakis*

10.8

Employment Agreement, dated January 1, 2007, between XenaCare Holdings, Inc. and Frank Rizzo*

10.9

Business Advisory Agreement between XenaCare Holdings, Inc. and Newbridge Securities Corporation dated April 1, 2008*

10.10

Sales Agreement between XenaCare Holdings, Inc. and Pure Laboratories, LLC dated April 23, 2008*

10.11

Preferences and Rights of Series “B” Convertible Preferred Stock of XenaCare Holdings, Inc.*

10.12

Preferences and Rights of Series “C” Convertible Preferred Stock of XenaCare Holdings, Inc.*

10.13

Business Advisory Agreement between Newbridge Securities Corporation and Xenacare Holdings, Inc. dated April 1, 2008.*

10.14

Consulting Agreement with Interactive Business Development, dated October 1, 2007*

10.15

Consulting Agreement between Martin Hodias and Xenacare Holdings, Inc. dated, August 21, 2008.

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

Date: November 18, 2008

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)