Form 10-K
period 2008-12-31
Xenacare Holdings, Inc.
filed 2009-04-15
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Name of small business issuer in its charter)

Florida	2836	20-3075747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Company's voting stock held by non-affiliates as of March 31, 2009 was approximately $13,435,425 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 53,741,702 shares of common stock outstanding as of March 31, 2009.

INDEX

PART I

1

Item 1.          Business.

1

Item 1A.       Risk Factors

7

Item 2.          Properties.

11

Item 3.          Legal Proceedings.

11

Item 4.          Submission of Matters to a Vote of Security Holders.

11

PART II

12

Item 5.          Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities.

12

Item 6.          Selected Financial Data.

13

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

16

Item 8.          Financial Statements.

16

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

19

Item 9A(T).  Controls and Procedures.

19

Item 9B.       Other Information.

20

PART III

21

Item 10.        Directors, Executive Officers, and Corporate Governance

21

Item 11.        Executive Compensation.

22

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

23

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

23

Item 14.        Principal Accounting Fees and Services.

24

PART IV

25

Item 15.        Exhibits

25

SIGNATURES

26

This annual report on Form 10-K (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "expects," “anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Our Clinical products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus along with BRS formulations and was established to:

•

educate doctors and healthcare professionals about theses NSPs and facilitate their sale and distribution through doctors’ offices, and

•

commence the formulation and brand building of a line of NSPs that replenish nutrients depleted by pharmaceutical medications. These NSP will be sold through mass media (radio and television) advertising, web sales and other channels of distribution.

Our Performance products group was established to formulate a line of NSPs for the energy/lifestyle performance market to be sold through mass media (radio and television) advertising, web sales and other channels of distribution.

Our most recent product addition, Sun Pill, is directed to the energy/lifestyle performance market. Sun Pill is formulated to protect the skin when exposed to damaging ultraviolet rays. We entered into a license agreement with Pure Laboratories LLC in February 2007 for the distribution rights to the SunPill. In August 2008, we amended the April 2008 sales agreement with Pure Laboratories LLC, superseding our February 2007 license agreement. XenaCare has purchased all rights to the SunPill for 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000.

We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In April, 2008, we completed the final formulation of the Sun Pill. and began marketing the Sun Pill in the third quarter of 2008.

Most of our revenues to date have been generated from our proprietary Clinical NSP through doctors’ offices. Following our acquisition of XenaCare LLC in 2005, a determination was made to reduce our resources committed to the sale of NSPs through doctors’ offices because of the high costs of providing nursing services on site. However, we have continued these services by locating a nurse at our executive offices. The nurse interacts with patients at multiple doctors’ offices via telephone. Since our inception we have never been profitable.

References throughout this document to “XenaCare Holdings,” “XenaCare,” “the Company,” “we,” “us” and “our” refer to XenaCare Holdings, Inc., a Florida corporation and our subsidiaries.

History

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001 following the formulate of its concept and alpha testing by its founder, Dr. Alan Xenakis for the limited purpose of the education, sale and distribution of Clinical NSPs at doctors’ offices. In June 2005 the Company was incorporated to formulate personal performance and life style performance products. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000. All remaining shares of XenaCare LLC that were not exchanged for shares of XenaCare Holdings, Inc. were retired. For accounting purposes, the consummation of these actions resulted in an exchange of equity interests between entities under common control with XenaCare LLC as the accounting survivor and surviving business entity and the Company as the surviving legal entity. Our operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi factors of atherosclerosis. Our historical line of Clinical NSPs are: XenaCor, XenaZymePlus and XenaTri.

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

In August 2008, XenaCare entered into a Share Exchange Agreement and Plan of Reorganization with Sun Packing, Inc. (“Sun”) Wallisville Partners, Ltd and Jon Grossman and Peter Elston, shareholders of Sun, in which XenaCare would have received 100% of the outstanding shares of Sun in exchange for 33.8% of XenaCare’s outstanding common shares on a fully diluted basis. XenaCare borrowed approximately $977,000 from Sun Packing, Inc. On December 22, 2008, XenaCare received notice from Jon Grossman, Chairman of Sun, to terminate the Share Exchange Agreement and Plan of Reorganization. Sun claimed a right to terminate due to Sun’s inability to receive consent from its lender, Frost Bank of Houston, Texas, to complete the business combination. XenaCare, after careful consideration of its options, has elected to accept the termination from Sun.

On January 5, 2009, XenaCare amended its Articles of Incorporation to increase the number of authorized shares of common stock from 45 million to 200 million.

Operations

The SunPill®

The present focus of the Company is the sale of the SunPill®. In April 2008, XenaCare acquired through a sales agreement with Pure Laboratories, LLC, (“Pure”) all rights in and to the US Trademark “SUN PILL” having a US Serial Number 78564955, all the rights in the domain name www.sunpill.com, and all rights with the ownership of the SunPill®. The aggregate purchase price is 5% of gross sales capped at $2,500,000, payable quarterly at 5% of gross sales subject to an annual minimum payment of $75,000. The purchase price is secured by the SunPill® US Trademark and all other ownership rights. In the event that we fail to comply with the payment terms, Pure may foreclose on the assets. The SunPill® is a supplement designed to support the body’s natural defenses in neutralizing and counteracting the damaging effects of harmful free radicals formed on the skin by sun rays. Other features beneficial to consumers who use the SunPill® are its unique ability to help support and promote beautiful and healthy skin, while providing a boost to the body’s essential vitamin D levels. Positive feedback has been coming in from families that have had the opportunity to use SunPill® during all activities when they are exposed to the sun’s UVA and UVB Rays. Sales of the SunPill® commenced in July 2008.

XenaCare’s exclusive world-wide marketing agreement has already received the attention of various marketers from several foreign countries, included but not limited to, countries such as China, Canada, Australia and South Africa. We have also received interest from several countries in Europe, South America and the Caribbean. The cruise and travel industry are also likely candidates and have shown interest.

The SunPill ® is a supplement that helps the skin protect itself from the harmful rays of the sun. It contains scientifically proven ingredients that have been clinically tested by major universities. The SunPill ® is a proprietary combination of powerful antioxidants that help the body’s own natural defense when it comes to exposure to the sun.

The Company has entered into a sales agreement with RiteAid for the SunPill® and has received SunPill® purchase orders from RiteAid, Walgreens, CVS and others. The sales agreement and purchase orders contain provisions providing for returns and chargebacks and the sales agreement is terminable at the option of RiteAid. The Company has also paid “slotting fees” to certain retailers.

Clinical Products

XenaCare’s Clinical products seek to shift a portion of current consumer “out-of-pocket” spending on non-effective and/or incomplete self-care performance and healing products obtained through myriad retail and Internet distribution systems Our Clinical NSPs provide consumers with access to proprietary nutritional supplements that supplement nutrient depletion resulting from the use of certain prescription pharmaceuticals. We plan to also sell and distribute these products through pharmacies and other distribution outlets as well as through infomercials and a book authored by Dr. Xenakis, Chairman of the Board, to promote our Clinical NSPs.

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

Material Agreements

On March 1, 2006, we entered into a marketing agreement with Sierra Mountain Minerals Inc. under which we agreed to provide Sierra Mountain Minerals with marketing services and other promotions by our chief executive officer, Dr. Alan Xenakis. In consideration for providing such services, Sierra Mountain Minerals has agreed to pay us a fee equal to approximately 5% of its net bulk sales of its SierraSil product through the United States. SierraSil is a joint supplement and anti-inflammatory mineral compound. For the twelve-month period ended December 31, 2008, we received no revenue pursuant to this agreement.

On February 24, 2006, we entered into a license agreement with Scientific Sports and Nutrition Plan, a wholly owned subsidiary of Manhattan Drug Company, under which we licensed our XenaZyme formula to Scientific Sports Nutrition. Pursuant to the license, Scientific Sports Nutrition received their license to use the XenaZymePlus formula for its privately labeled mass oxygen volumizer product on a worldwide basis. In consideration for the license, we receive a fee of $0.65 per bottle sold by Scientific Sports Nutrition. For the twelve months ending December 31, 2008 we have received no royalty fees from Scientific Sports Nutrition. This agreement may be terminated with a 30 day written notice from either party.

XenaCare’s agreement with Algale Technologies Inc. effective January 30, 2007 gives XenaCare’s Raw Materials Inc. division, the exclusive worldwide rights to market, package, and distribute, vitamins, nutritionals, cosmetics, animal care products and food additives using their exclusive algae oil.

Management believes the overall size of these markets is very large. Algae Biosciences, the parent company of Algale Technologies, Inc., has patented the manufacturing process and its raw materials. We believe to date they are the only source for this kind of algae in the world. For complete review of the agreement please see Exhibit 10.12 Form 10-QSB filed on 9/25/ 2007.

In February 2007, XenaCare entered into a contract with Dr. Bob Arnot, respected physician, renowned TV reporter and also known for his medical sponsorship for underdeveloped countries, especially AIDS victims to be the company’s public educator and spokesperson. Dr Arnot’s contract will expire on May 31, 2009. It is anticipated that his contract will be renewed a for another two year period when the current one expires. Dr. Bob Arnot continues to be a public figure in the media educating the consumer and medical community.

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

Proprietary Rights

The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently formulating products that are substantially equivalent or superior. The Company has no patent protection.

Trademarks Owned by XenaCare

1.

METALLOSACCHARIDE

—Pending with USPTO, Serial Number 77/096,946

2.

METALLOGLYCOSIDE

—Pending with USPTO, Serial Number 77/096,982

3.

B-ALERT

—Registered with USPTO, Registration # 3,251,557

4.

SUN PILL

—Registered with USPTO on 10/31/2006,

Registration # 3,166,408

5.

SUN PILL

—Registered under Madrid Protocol on 3/2/2006,

Registration # 888,076

6.

UV DEFENSE

—Pending with USPTO, Serial Number 78/564,974

7.

SUN DEFENSE

—Pending with USPTO, Serial Number 78/564,985

8.

UV ORGANICS

—Pending with USPTO, Serial Number 78/865,855

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

We do not believe that Stark laws are applicable to our business because all of our products are sold for cash and there are no third party payor Medicare/Medicaid reimbursements.

Labor Force

XenaCare employs three people on a full time basis. In addition, the Company utilizes the services of several consultants on a regular basis. XenaCare projects that during the next 12 months, its workforce is likely to increase to approximately seven employees and several additional consultants.

Item 1A.

Risk Factors

Risks Relating to Our Business Generally

We have a history of losses and if these losses continue you may lose your entire investment in our Company.

We have a history of operating losses in our business and have incurred significant net losses since our inception. Our net losses for the periods ended December 31, 2008 and 2007 were $1,802,441 and $2,730,275, respectively. Accumulated deficit at December 31, 2008 totals $7,158,071. Our ability to generate and sustain significant revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section.

Our continued operating losses have contributed to the deterioration of our cash position. Further, we have used a significant amount of our cash for consulting services, web hosting, infomercials, new product inventory and marketing materials including the publication of a book about our products. If we are unable to generate revenues or secure financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we may be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

We depend on the services of Frank Rizzo, and a loss of this individual may harm our business.

Our performance is substantially dependent upon the performance of Frank Rizzo and to a less extent, certain other employees. The familiarity of this key employee to his respective industry makes this employee especially critical to our success. We currently have an employment agreement with Mr. Rizzo. The loss of the services of any of our executive officers or key employees may harm our business and the cost to replace such individuals may put a strain on our limited resources.

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

Future sales of our common stock in the public market may depress our stock price.

In the event that a market for our common stock develops, the market price of our common stock could drop due to the sales of shares or the perception that such sales could occur. If such stockholders purchased or receive shares at values less than the offering price, these shareholders may be more likely to sell their shares at a lower market price. In addition to negatively affecting the development of a market for our common stock and decreasing the price of our common stock if such a market develops, these factors could also make it more difficult for our Company to raise financing through future offerings of common stock.

Item 2.

Properties.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

On November 22, 2008, our shareholders holding 51.4% of our outstanding common stock approved by written consent the 2008 XCHO Stock and Incentive Plan (the “2008 Plan”) for directors, officers, employees, and consultants and an amendment to increase our authorized common stock from 45,000,000 to 200,000,000. At this time the Board of Directors has not implemented the 2008 Plan nor have they authorized any securities to be reserved for the 2008 Plan.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “XCHO” since April 8, 200 8 .. The Company’s high and low bid prices by quarter during 2008, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 31, 2009, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.25 per share.

	Calendar Year 2008
	High Bid	Low Bid
First Quarter	—	—
Second Quarter	$3.00	$0.51
Third Quarter	$1.15	$0.10
Fourth Quarter	$0.42	$0.05

Transfer Agent and Registrar

The transfer agent for our common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Number of Stockholders

As of December 31, 2008, there were approximately 145 shareholders.

Stock Options

As of December 31, 2008, there were no stock options or shares of restricted common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

None, except as previously disclosed on Form 8-K.

Item 6.

Selected Financial Data.

Information not required by smaller reporting company.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are consolidated to include the accounts of: XenaCare Holdings, Inc., and our active subsidiaries, XenaCare LLC, BRS, Inc. , XenaStaffing, LLC , XenaCeutical, LLC , and Raw Materials, Inc. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Going Concern -- As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from SunPill product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

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

Accounts Receivables -- Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the period ended December 31, 2008 no losses have been incurred from un-collectable accounts.

Inventory – Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the anticipated “sell through” in conjunction with the products expiration date. During the period ended December 31, 2008 we have incurred a write down of obsolete inventory and have recorded both impairment and write downs of $451,292 based on project sell-through.

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

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. As we had no assure that sales of newly acquired product lines would be sufficient to justify the cost of customer list, we fully reserved the customer list value in 2008 by recording a loss of $61,796.

RESULTS OF OPERATIONS

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2008 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

Year Ended December 31, 2008 (“YTD-2008”) to the Year Ended December 31, 2007 (“YTD-2007”)

Revenues - Total revenues increased $4,941 or 4.3%, to $121,090 for YTD-2008 from $116,149 for 2008. Most of our revenues to date have been generated by our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 30 months. Although we will continue to market our NSPs, we are redirecting our efforts and allocating available resources to concentrate on the distribution of the SunPill, a defense system that protects the skin from the damaging effects of the sun, and the distribution of Algal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive.

Cost of Revenue - Total cost of revenues increased $1,655 or 5.4%, to $88,680 for YTD-2008 from $85,394 for YTD-2007. The increase in costs of revenue is related to our slight increase in Clinical NSPs sales.

Selling and Marketing Costs - Selling and marketing costs decreased $75,992 or 11.3%, to $595,722 YTD-2008 from $671,714 YTD-2007. The decrease in selling and marketing expenses is primarily due to our reduction of Nurses and redirection of resources away from Clinical NSPs to our new products, the SunPill and Algal.

General and Administrative Costs - General and administrative costs decreased $605,175 or 39.2%, to $938,862 YTD-2008 from $544,037 YTD-2007. The decrease is due to costs associated with accrued executive compensation and professional fees during YTD 2007.

Impairment and Write Down - At December 31, 2008, management determined that their use of certain inventory and intangibles had significantly changed and were no longer being utilized, were obsolete or had no future benefit. The assets were determined to be impaired and the net carrying value of $59,181 was charged to earnings.

Other Income (Expense) - Other expenses increased $147,099 or 156.5% to $241,086 expense for YTD-2008 from $93,987 expense for YTD-2007. The increase was primarily a result of $180,979 net increase in other expenses which is attributed to the issue of restricted common stock for our national spokeperson, and advistory services for the company's FINRA representative.

Liquidity and Capital Resources

We incurred a net loss for the year ended December 31, 2008 and 2007 of $1,802,441 and $2,730,274, respectively resulting in accumulated deficits of $7,077,780 and $5,275,339, respectively. We had a $1,067,050 deficit in working capital at December 31, 2008 compared to a $1,177,223 deficit at December 31, 2007. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a lack of significant improvement in our working capital deficit for YTD-2008. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Our recurring losses from operations and increased contractual agreements raise doubt about our ability to continue as a going concern. Based on our current plans, we anticipate that revenues earned from SunPill product sales will be the primary source of funds for operating activities.

In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

Through December 31, 2008, our executives made loans to support company operations.  Advances from executives in YTD-2008 totaled $349,808.

Also in 2008, in conjunction with the attempted merger with Sun Packing, Inc., the Company obtained $977,000 in financing in the form of a demand note. The note is personally guaranteed by our officers. To date, no repayments have been made and the note has not been called.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the second quarter of 2009 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of December 31, 2008 there were no commitments for long-term capital expenditures.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Disclosure not required by small reporting company.

Item 8.

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

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets” , to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “ Consolidated Financial Statements” , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Off Balance Sheet Arrangements

None.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T)

Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officers, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

A deficiency in the design of internal control over financial reporting exists when (a) necessary controls are missing or (b) existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of December 31, 2008, the Company did not have a deficiency or material weakness in our internal control over financial reporting.

 This annual report does not, and is not required to; include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

Limitations in Control Systems

Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. ]

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

On March 24, 2009, Steve Markley the Chief Operating Officer resigned as an Officer and Director of the company to seek none related and noncompetitive business interests. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

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

Name	Age	Current Position
Dr. Alan Xenakis	59	Chairman and Director
Bobby Story	67	Chief Financial officer and Director
Frank Rizzo	54	President/CEO and Director
Rik Deitsch	41	Director

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

Rik J. Deitsch has served as a director since March 6, 2009. Mr. Deitsch is a biochemist and serves as the Chief Executive Officer for Nutra Pharma Corp, a biotechnology company developing drugs for HIV and Multiple Sclerosis. Nutra Pharma is quoted on the Over the Counter Bulletin Board. Prior to joining Nutra Pharma, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. Mr. Deitsch holds both a BS in Chemistry and an MS in Biochemistry from Florida Atlantic University and has conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department. He has written a number of published research papers and has compiled a book called Invisible Killers with Stewart Lonky MD. It exposes the burden of toxins in our environment and how they impact health and longevity. He has appeared on numerous radio & TV shows as an expert commentator and educator.

Committees of the Board of Directors

The board of directors met 12 times during 2008. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

Committees of the Board of Directors

We plan to establish an Audit Committee, Compensation Committee and a Nominating and Governance Committee. Until such committees are established, matters otherwise addressed by such committees will be acted upon by the majority of the current Board of Directors. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger. Mr. Deitsch qualifies as an independent director. Mr. Deitsch is not a “financial expert” as defined under item 407 of Regulation S-K.

Code of Ethics

The Company has not adopted a formal code of ethics.

Item 11.

Executive Compensation.

Executive Compensation

The following table shows, for the years ended December 31, 2008 and December 31, 2007, the cash and other compensation paid to our Chief Executive Officer, President and Chief Financial Officer whose annual compensation was $100,000 or more. The information includes compensation paid by XenaCare, LLC and as consulting fees.

				Stock Awards		All Other Compensation
Name and Principal	Year	Salary	Awards		Options		Total

Dr. Alan Xenakis	2008(1,5)	$144,000	—	—	—	$12,295	$156,295
Chief Executive	2007	$ 18,000	—	—	—	—	$ 18,000
Officer

Frank Rizzo	2008(2)	$144,000	—	—	—	$10,000	$154,000
President	2007	—	—	—	—	—

Bobby Story	2008(3)	$144,000	—	—	—	$10,000	$154,000
CFO	2007	—	—	—	—	—	—

Steve Markley	2008	$ 36,000	—	—	—	$ 2,500	$ 38,500
COO (4)	2007	—	—	—	—	—	—

———————

(1)

Dr. Xenakis was paid $18,000 during the fiscal year ending 2007 and accrued $138,295 in unpaid compensation for 2007.

(2)

Mr. Rizzo has accrued all of his compensation including salary and medical insurance allowance for 2008.

(3)

Mr. Story reached a settlement with the company for restricted common stock in lieu of 2008 salary and medical insurance allowance.

(4)

Mr. Markley resigned on March 24, 2009.

(5)

Dr. Xenakis accrued $138,295 in unpaid compensation for 2008.

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

Employment and Consulting Agreements

While the Company currently has employment agreements approved by the Board of Directors with its Chief Executive Officer/President and CFO and they are currently compensated at a rate of approximately $225,000 per year. Mr. Rizzo and Mr. Story are eligible to receive and participate in all other benefit, bonus, retirement, insurance and long-term incentive programs provided by the Company for its senior executive personnel. In the event of Mr. Rizzo’s or Mr. Story’s termination (other than without cause by the Company) they have agreed to a 12-month non-compete provision. Mr. Gary Spaniak and Interactive Business Development, LLC have consulting agreements with similar terms as Mr. Rizzo and Mr. Story. All compensation arising from these consulting agreements were accrued and unpaid for 2008.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

As of March 31, 2009, there were 53,741,702 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on March 31, 2009, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of this table. Unless otherwise indicated, the address for each person is 14000 N Military Trail, Suite 104, Delray Beach, Florida 33442.

	Shares Beneficially Owned
Name and Position of Beneficial Owner	Number	Percent
Dr. Alan Xenakis	6,832,686	12.7
Frank Rizzo(1)	3,656,361	6.8
Bobby Story(2)	100,000	*

Rik Deitsch	—	—
Directors & Officers as a group	10,689,047	19.9

———————

*

Less than 1%

(1)

Does not include 3,158,207 shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed.

(2)

Does not include 1,000,000 shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

As of March 31, 2009, approximately $450,000 is owed to affiliates of the Company, relating to advances made by such affiliates.

Item 14.

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2008

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2008 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2008 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2008 was $53,000

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2008 was $6,500.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2008 was $-0-.

Fees to Auditors Fiscal Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2007 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2007 was $69,000

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2007 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2007 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2007 was $-0-.

The Company has no audit committee. The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

Item 15.

Exhibits

No.

Description

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

Date: April 15, 2009

Xenacare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President/CEO

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Rizzo	President/CEO, Director	April 15, 2009
Frank Rizzo

/s/ Alan Xenakis	Chairman, Director	April 15, 2009
Alan Xenakis

/s/ Bobby Story	Secretary, Chief Financial Officer,	April 15, 2009
Bobby Story	and Director

/s/ Rik Deitsch	Director	April 15, 2009
Rik Deitsch

XENACARE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    XenaCare Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheets of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 14, 2009

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

Current Assets
Cash	$362	$1,607
Accounts receivable	331,027	4,048
Inventory	311,103	114,981
Prepaid expenses and other current assets	302,453	146,000
Total Current Assets	944,945	266,636

Office Furniture and Equipment, net	1,482	2,537
Other Assets	273,000	310,000

TOTAL ASSETS	$1,219,427	$579,173

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$857,603	$972,111
Notes payable - current	1,154,392	471,748

Total Current Liabilities	2,011,995	1,443,859

Notes payable - non-current	-	-
Other liabilities	257,290	859,815
TOTAL LIABILITIES	2,269,285	2,303,674

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, blank check, 5,000,000 shares authorized:
Series A, $0.001 par value, 500,000 shares issued	500	500
Series B, $0.001 par value, 206,600 shares issued	-	-
Series C, $0.001 par value, 50,000 shares issued	-
Common stock, $0.001 par value, 45,000,000 shares authorized:
43,026,695 and 23,647,338 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively	43,026	23,647
Additional paid-in-capital	5,984,396	3,526,691
Stock subscription receivable	-	-
Accumulated deficit	(7,077,780)	(5,275,339)
Total Shareholders' Deficit	(1,049,858)	(1,724,501)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,219,427	$579,173

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,

	2008	2007

Revenue:
Product sales	$121,090	$110,101
Other fee revenue	-	6,048
Total revenue	121,090	116,149

Cost of revenue	88,680	85,394
Gross profit	32,410	30,755

Operating costs and expenses:
Selling and marketing	595,722	671,714
General and administrative	938,862	1,544,037
Write downs	59,181	451,292
Total operating costs and expenses	1,593,765	2,667,043

Other income (expense)
Interest expense	(31,985)	(65,865)
Other income	87,101	6,538
Other expenses	(296,202)	(34,659)
Total other income (expense)	(241,086)	(93,986)

Net Income (Loss)	$(1,802,441)	$(2,730,274)

Weighted average shares - basic and diluted	28,671,809	22,914,508
Basic and diluted loss per share	$(0.06)	$(0.12)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

For the Year Ended December 31, 2008 and the Year Ended December 31, 2007

								Total
						Stock		Shareholders'
	Preferred Stock		Common Stock			Subscription	Accumulated	Members'
	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Equity

December 31, 2007	500,000	$500	23,647,338	$23,647	$3,526,691	$-	$(5,275,339)	$(1,724,501)

Shares issued
To existing shareholders pursuant to
anti-dilutive agreements			1,251,000	1,251	(1,251)			-
For services			980,000	980	430,520			431,500
Loan collateral			300,000	300	149,700			150,000
Consulting services			1,150,000	1,150	(1,150)			-
Existing shareholders -
consulting agreements			5,867,783	5,868	668,927			674,795
repayment of debt			10,840,774	10,841	1,235,848			1,246,689

Series B	206,600	207			206,393			206,600
Series C	50,000	50			49,950			50,000
								-
Shares converted
Series A				-	-			-
Series B	(206,600)	(207)	619,800	620	(413)			-
Series C	(50,000)	(50)	70,000	70	(20)			-

Shares cancelled
Non-vested former employee shares			(245,000)	(245)	(122,255)			(122,500)
Former investor			(5,000)	(5)	(9,995)			(10,000)
Consulting services			(1,150,000)	(1,150)	1,150			-
Loan collateral			(300,000)	(300)	(149,700)			(150,000)

Net loss and comprehensive loss
2008 Net Loss							(1,802,441)	(1,802,441)

December 31, 2008	500,000	$500	43,026,695	$43,027	$5,984,395	$-	$(7,077,780)	$(1,049,858)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(1,802,441)	$(2,730,274)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,268	27,581
Loss on disposal of fixed assets	-	148,090
Write down and impairment	-	180,558
Stock issued for services	431,500	114,999
Forfeited shares	(122,500)
Changes in operating assets and liabilities:
Accounts receivable	(326,979)	(4,048)
Inventory	(196,122)	213,864
Prepaid expenses and other current assets	(119,453)	-
Accounts payable and accrued expenses	560,287	930,907
Net cash used in operating activities	(1,574,440)	(1,118,323)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	(213)	(5,812)
Net cash used in investing activities	(213)	(5,812)

Cash Flows from Financing Activities:
Proceeds from notes payable	977,000	-
Advances from (Payments to) related parties	349,808	1,081,563
Proceeds from sale of stock	256,600	-
Repurchase common shares	(10,000)	-
Net cash provided by financing activities	1,573,408	1,081,563

Increase (Decrease) in Cash	(1,245)	(42,572)
Cash, Beginning of Period	1,607	44,179

Cash, End of Period	$362	$1,607

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
NonCash Transactions:
Asset Acquisition 2BHealthy	$-	$505,000
SunPill inventory and prepaid royalties	$-	$200,000
Repay consulting agreements with common stock	$674,795	$-
Repay debt with common stock	$1,246,689	$-

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

In March 2008, we completed the final formulation of the product. We also have established relationships with several major retail chains and have begun pilot programs to introduce our SunPill product. We will begin full programs once we have secured sufficient capital support advertising campaigns and product production, which we expect to occur in the first quarter of 2009.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2008 and 2007, the provision for doubtful accounts was $0 for both years. The Company has recorded $259,214 as unearned revenue based on anticipated returns.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $1,268 and $27,581, respectively.

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

•

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company does not have a product return reserve established.

Research and Development

The Company does not engage in research and development as defined in SFAS 2, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with SFAS 128, “Earnings per Share”  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material impact on the consolidated results of operations and financial condition.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF 08-5 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. GAAP are not eligible for the deferral. FSP FIN 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVENTORY

Significant components of inventory at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Bulk product	$112,061	$-
Merchandise inventory	239,164	187,641
	351,225	187,641
Allowances for expiration	(40,122)	(72,660)
	$311,103	$114,981

Bulk product – Bulk product consists of completed loose SunPill product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution.

Merchandise inventory - Merchandise inventory consists primarily of the SunPill product along with lesser quantities of XenaCore and BRS product. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2008. Consequently, we have established an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Significant components of prepaid expenses and other current assets at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Royalty advances	$-	$125,000
Slotting allowances	124,080	21,000
InfoMercial Production	98,082	-
Deferred costs - RiteAid unearned revenue	80,291
	$302,453	$146,000

Royalty advances - Royalty advances represent an advance on future royalty payments based on future product sales.  SunPill is expected to begin commercial distribution, once the Company has secured adequate capital to support required advertising and to produce sufficient inventory, which is expected to occur in the second quarter of 2009.

Slotting allowances - Slotting allowances represent fees paid to retailers to secure appropriate shelf space primarily for our SunPill product line.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – OTHER ASSETS

Significant components of other assets at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Customer list - 2BHealthy	$-	$61,796
Trade credits	310,000	310,000
Less: Allowance	(37,000)	(61,796)
	$273,000	$310,000

Customer lists and trade credits were acquired in connection with the 2BHealthy asset acquisition.

Customer lists - Customer lists were deemed to be fully impaired at December 31, 2007.

Trade credits - Trade credits may be used to offset future advertising costs at a ratio of 25% of each advertising dollar spent. In accordance with the guidance offered in EITF 99-17, management has evaluated the potential utilization of these trade credits based on its projections of planned marketing programs, which are subject to securing adequate funding, and has provided an allowance for estimated forfeited credits. The trade credits will expire on February 28, 2011. No trade credits have been utilized to date.

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Trade payables	$245,928	$1,434
Accrued accounting and legal fees	37,500	170,000
Accrued product and description costs	1,500	31,500
Accrued payroll	206,018	629,720
Accrued interest	18,099	47,700
Expenses reimbursable to officer	63,344	64,344
Other accrued expenses	25,000	27,413
Unearned revenue	259,214	-
	$857,603	$972,111

Unearned revenue - Unearned revenue represents product shipped and invoiced but subject to return by the retailer. Due to the potential right of return, the Company has recorded the invoicing as unearned revenue and will recognize revenue on these transactions, only when collectability is reasonably assured, in accordance with the guidance offered in SAB 104.  Revenue on these transactions will be recognized when the retailer acknowledges selling the product and commits to payment or when payment is received.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Related parties	$135,072	$339,847
Investors	-	93,000
Wachovia - line of credit	37,320	38,901
Sun Packing, Inc.	977,000	-
	$1,149,392	$471,748

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%.  The lenders are affiliated with the Company through common executive management as our CFO and President are also officers in the lenders.  The notes have been extended until June 1, 2009.

Investors - Notes payable to investors were issued in various traunches commencing in June 2007, each mature one year from issuance and bear interest at 15%. Notes payable to investors were converted to common stock in the fourth quarter of 2008.

Wachovia - The Wachovia line of credit was originated in November 2007 and is personally guaranteed by the Company’s President. The line of credit bears interest at 12%.

Sun Packing, Inc. - The Sun Packing, Inc note originated during merger negotiations with the Company during the third and fourth quarters of 2008. The parties were unable to reach an agreement on several key issues and the merger negotiations were discontinued. The note is personally guaranteed by our officers and bears interest at 6%. The note is payable upon demand. To date, the note has not been called.

NOTE 9. – OTHER LIABILITIES

Significant components of other liabilities at December 31, 2008 and 2007 consist primarily of:

	2008	2007
Related parties	$253,290	$352,126
Investors	4,000	507,689
	$257,290	$859,815

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – OTHER LIABILITIES (Continued)

Related Parties – Other liabilities to related parties represent advances made to the Company or payments made on our behalf that were issued in various traunches, and accrue interest at 15%. The creditors are affiliated with the Company through common executive management as our CFO and President are also officers in the creditors. Portions of the outstanding balances have been satisfied by conversion into common stock in the fourth quarter of 2008.

Investors – Other liabilities to investors represent advances made to the Company in various traunches and accrue interest at 15%. Portions of the outstanding balances have been satisfied by conversion into common stock in the fourth quarter of 2008.

NOTE 10. – COMMITMENTS AND CONTINGENCIES

The Company is currently operating under several material agreements as listed below:

•

Employment agreements with three individuals for their services in the areas of sales, operations and mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

•

Business consulting agreement with one individual for their services in the areas of mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

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

NOTE 11. – COMMON AND PREFERRED STOCK

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. – COMMON AND PREFERRED STOCK (Continued)

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

In June 2008, the Company issued 300,000 shares to Sun Packing, Inc. as collateral for a loan extended to

XenaCare Holdings, Inc. The stock was issued in error as the loan was collateralized by the personal guarantees of the Company’s officers and Directors. The shares were subsequently cancelled in the fourth quarter of 2008.

On August 21, 2008, the Company entered into a consulting agreement with Mr. Martin Hodias for the purpose of mergers and acquisitions. For his service, he was issued 150,000 shares of restricted common stock.

During the fourth quarter of 2008, the Company issued the following shares to retire certain notes, debt obligations and advances due to various investors and related parties.

•

5,867,783 shares valued at $.115 per share or $674,795 were issued to the officers and certain consultants of the Company in satisfaction of amounts accrued and due to them under consulting agreements, which included compensation, health insurance and general office expenses and reported as Accounts Payable and Accrued Expenses.

•

5,601,426 shares valued at $.115 per share or $644,164 were issued to related parties and certain existing investors in satisfaction of various fundings reported as Notes Payable.

•

5,239,348 shares valued at $.115 per share or $602,545 were issued to related parties and certain existing investors in satisfaction of various advances made to or on behalf of the Company. These advances were reported as Other Liabilities.

Preferred Stock

During the year, the Company sold 206,600 shares in aggregate of Series B preferred stock for $1.00 per share. The Series B preferred stock has par value of $0.001 and does not accrue dividends. Each preferred share may be converted at the option of the holder into 3 shares of common stock.

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

On August 29, 2008 the Company converted 50,000 shares of Preferred C to 70,000 shares of restricted common stock, and the warrants were cancelled in compliance with the Share Exchange Agreement.

On November 10, 2008 the Company converted 206,600 shares of Preferred B to 619,800 shares of restricted common stock.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	658,956	928,293
State	84,723	150,165
Increase in Valuation allowance	(743,679)	(1,078,458)
Total provision (benefit) for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Year Ended December 31,
	2008	2007
Expected provision (benefit) at statutory rate	35.0%	34.0%
State taxes	4.5%	5.5%
Valuation allowance for Net Loss	-39.5%	-39.5%
Total provision (benefit) for income taxes	0.0%	0.0%

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$2,666,924	$1,954,960
	-	-
Total deferred tax assets	2,666,924	1,954,960
Valuation allowance	(2,666,924)	(1,954,960)
Net deferred tax assets	$-	$-

As of December 31, 2008 and 2007 the Company had a valuation allowance on its deferred tax assets of $2,666,924 and $1,954,960, respectively, which relates to net operating losses. The valuation allowance increased $711,964 and $1,078,458 in the years ended December 31, 2008 and 2007 respectively. The increase in 2008 and 2007 were attributable to accumulated net operating losses.

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards of $6,751,704 and $4,949,263, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 31, 2008 and 2007, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.