Form 10-Q
period 2009-03-31
Xenacare Holdings, Inc.
filed 2009-05-19
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	333-139595	20-3075747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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
53,741,742 shares of $0.001 par value common stock at March 31, 2009.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

17

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4T.  CONTROLS AND PROCEDURES

25

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

27

ITEM 1A.  RISK FACTORS

27

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.    DEFAULTS ON SENIOR DEBT

27

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

27

ITEM 5.    OTHER INFORMATION

27

ITEM 6.    EXHIBIT

27

SIGNATURES

28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash	$—	$362
Accounts receivable	379,382	331,027
Inventory	313,693	311,103
Prepaid expenses and other current assets	302,453	302,453
Total Current Assets	995,528	944,945
Office Furniture and Equipment, net	1,165	1,482
Other Assets	273,000	273,000
TOTAL ASSETS	$1,269,693	$1,219,427

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,170,239	$857,603
Notes payable - current	1,290,742	1,154,392
Total Current Liabilities	2,460,982	2,011,995
Notes payable - non-current	—	—
Other liabilities	257,290	257,290
TOTAL LIABILITIES	2,718,272	2,269,285

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, blank check, 5,000,000 shares authorized: Series A, $0.001 par value, 0 and 500,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	500
Common stock, $0.001 par value, 200,000,000 shares authorized: 53,741,742 and 43,026,695 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	53,741	43,026
Additional paid-in-capital	5,974,181	5,984,396
Stock subscription receivable	—	—
Accumulated deficit	(7,476,501)	(7,077,780)
Total Shareholders' Deficit	(1,448,579)	(1,049,858)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,269,693	$1,219,427

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product sales	$58,224	$43,993
Other fee revenue	—	—

Total revenue	58,224	43,993

Cost of revenue	18,940	14,379

Gross profit	39,284	29,614
	67.5%	67.3%
Operating costs and expenses:
Selling and marketing	40,980	100,702
General and administrative	369,093	282,923
Write downs	10,000	—

Total operating costs and expenses	420,073	383,625

Other income (expense)
Interest expense	(32,583)	(42,938)
Other income	15,038	86,995
Other expenses	(387)	6,752

Total other income (expense)	(17,932)	50,809

Net Income (Loss)	$(398,721)	$(303,202)

Weighted average shares - basic and diluted	48,384,199	24,272,838
Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(398,721)	$(303,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	317
Stock issued for services	—	—
Changes in operating assets and liabilities:
Accounts receivable	(48,355)	(2,926)
Inventory	(2,590)	14,524
Prepaid expenses and other current assets	—	(18,984)
Accounts payable and accrued expenses	312,637	108,165

Net cash used in operating activities	(136,712)	(202,106)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	—	(213)

Net cash used in investing activities	—	(213)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	—
Advances from (Payments to) related parties	136,350	135,512
Proceeds from sale of stock	—	70,000

Net cash provided by financing activities	136,350	205,512

Increase (Decrease) in Cash	(362)	3,193
Cash, Beginning of Period	362	1,607

Cash, End of Period	$—	$4,800

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Conversion of preferred series A	$10,215	$—
Shares issued under antidilutive clauses	$—	$1,251

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, Sun Pill, is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials. In

March 2008, we completed the final formulation of the product. We also have established relationships with several major retail chains and have begun pilot programs to introduce our SunPill product. We will begin full programs once we have secured sufficient capital support advertising campaigns and product production, which we expect to occur in the second quarter of 2009.

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

NSP

Nutrition Supplement Product

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q108

Three Months Ended March 31, 2008

Q109

Three Months Ended March 31, 2009

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March r 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $0 for both periods.

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

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the three months ended March 31, 2009 and 2008 was $317 and $317, respectively.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on its consolidated results of operations and financial condition

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – INVENTORY

Significant components of inventory at March 31, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Bulk product	$112,062	$112,061
Merchandise inventory	241,753	239,164
	353,815	351,225
Allowances for expiration	(40,122)	(40,122)

	$313,693	$311,103

Bulk product – Bulk product consists of completed unpackaged loose SunPill product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution.

Merchandise inventory - Merchandise inventory consists primarily of the SunPill product along with lesser quantities of XenaCore and BRS product. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2009 and 2008. Consequently, we have established an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Trade payables	$283,161	$245,928
Accrued accounting and legal fees	47,500	37,500
Accrued product and description costs	1,500	1,500
Accrued payroll	459,623	206,018
Accrued interest	50,682	18,099
Expenses reimbursable to officer	64,344	64,344
Other accrued expenses	—	25,000
Unearned revenue	259,214	259,214
Bank overdraft	4,215	—

	$1,170,239	$857,603

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at March 31, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Related parties	$221,822	$135,072
Investors	54,500	5,000
Wachovia - line of credit	37,420	37,320
Sun Packing, Inc.	977,000	977,000

	$1,290,742	$1,154,392

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The terms of the notes have been extended to mature on June 30, 2009.

Investors - Notes payable to investors were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at 15%.

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES

The Company is currently operating under several material agreements as listed below:

•

Employment agreements with three individuals for their services in the areas of sales, operations and mergers and acquisitions. These agreements cover cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

•

Business consulting agreement with one individual for his services in the areas of mergers and acquisitions. The agreement covers cash as well as stock compensation and health insurance benefits and expire December 31, 2011.

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

•

The Company leases office space on a month-to-month basis from a non-related party. The annualized rental expense is approximately $50,000.

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the quarter, the Company retired 33,000 shares and issued 10,748,340 shares to retire Preferred A shares.

Preferred Stock

During the quarter, the Company converted 500,000 shares of Preferred A to 10,748,340 shares of restricted common stock.

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	139,552	106,121
State	17,942	13,644

Increase in Valuation allowance	(157,494)	(119,765)

Total provision (benefit) for income taxes	$—	$—

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Three Months Ended March 31,
	2009	2008

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	4.5%	4.5%
Valuation allowance for Net Loss	-39.5%	-39.5%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	March 31, 2009	December 31, 2008

Deferred tax assets:
Net operating loss carry-forwards	$2,824,416	$2,666,924
	—	—
Total deferred tax assets	2,824,416	2,666,924
Valuation allowance	(2,824,416)	(2,666,924)
Net deferred tax assets	$—	$—

As of March 31, 2009 and December 31, 2008 the Company had a valuation allowance on its deferred tax assets of $2,824,416 and $2,666,924, respectively, which relates to net operating losses. The valuation allowance increased $157,495 and $711,964 in the three months ended March 31, 2009 and the year ended December 31, 2008 respectively. The increase in 2009 and 2008 were attributable to accumulated net operating losses.

As of March 31, 2009 and 2008, the Company had net operating loss carry-forwards of $7,150,425 and $5,252,464, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

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

Q108

Three Months Ended March 31, 2008

Q109

Three Months Ended March 31, 2009

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

•

Results of operations. This section provides an analysis of our results of operations for Q109 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of March 31, 2009.

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

Protective NSPs

SunPill™, a nutritional supplement that defends your skin from photo-aging and sun-damage, was developed by the founder of Banana Boat, Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill™. The composition of the SunPill™, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

New Material Agreements

Negotiations for several material agreements were conducted during the first quarter of 2009 and completed prior to filing this quarterly report:

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

Recent Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on its consolidated results of operations and financial condition

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

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

Results of Operations

Comparison of the three months ended March 31, 2009 (“Q109”) to the three months ended March 31, 2008 (“Q108”)

Net Revenues Total net revenues increased $14,231 or 32.3%, to $58,224 (Q109) from $43,993 (Q108). Our efforts redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results. No sales from AlGal products were generated in Q109 however the bulk of our increase in revenue was generated by sales of the SunPill™. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

The Company has approximately $300,000 of product placed with customers, however sales of SunPill remained suppressed during Q109 as a result of the Company’s inability to raise sufficient cash to effect the marketing promotions necessary to generate significant sell thru.

Cost of Revenues Total cost of revenues increased $4,561 or 31.7%, to $18,940 (Q109) from $14,379 (Q108). The increase is directly related to our increase in SunPill™ sales as a result of our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs Selling and marketing costs decreased $59,722 or 59.3%, to $40,980 (Q109) from $100,702 (Q108). The decrease in selling and marketing expenses is primarily due to the Company’s lack of sufficient funding to adequately promote SunPill sales.. AlGal products are still being commercialized.

General and Administrative Costs General and administrative costs increased $86,170 or 30.5%, to $369,093 (Q109) from $282,293 (Q108). The increase in general and administrative expenses is related primarily accrued salaries.

Other Income(Expense) Other income(expense) decreased $68,741 or 135.3% to $17,932 expense (Q109) from $50,809 income (Q108). The increase in other expense is related to a gain on the write off of excess accruals in Q108 that did not repeat in Q109.

Liquidity and Capital Resources

Overview

We incurred a net loss for the three months ended March 31, 2009 of $398,721 and had a $1,465,454 deficit in working capital at March 31, 2009. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q109. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the third quarter of 2009 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of March 31, 2009 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Three Months Ended March 31, 2009.

Our cash and cash equivalents decreased $361 to $0 as of March 31, 2009 from $4,800 as of December 31, 2008.

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2009 of $136,711. Net cash used resulted from a net loss of approximately $398,404, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. The net loss was partially offset by net cash provided from a net change in working capital components of $269,961. The most significant working capital component change was an increase in accounts payable and accrued expenses of $312,638, resulting from the Company securing more services related to its commercialization of the SunPill™ and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $0 in net cash during the three months ended March 31, 2009.

Cash Flows from Financing Activities

Our financing activities provided net cash of $136,350 for the three months ended March 31, 2009. We raised approximately $136,350 in advances from officers and related parties.

Financial Position

Our total assets increased $50,266 to $1,269,693 as of March 31, 2008 from $1,219,427 as of December 31, 2008.

Our accounts receivable increased $48,355; our inventory decreased $2,590; and our prepaid expenses and other current assets were unchanged as only limited transactions occurred during Q109 as a result of insufficient funds to complete promotion of our launching the SunPill™. Our cash were exhausted as a result.

Borrowings Outstanding

As of March 31, 2009, we had borrowings of $1,290,742, which was composed of $276,322 from investors, shareholders, officers and related parties, $37,420 drawn against a $40,000 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company and $977,000 from Sun Packing, Inc.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of March 31, 2009. We believe that a minimum of an additional $1,500,000 will be needed over the next 6 months to successfully launch the SunPill™ product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4T. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officers, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of March 31, 20089 the Company did not have a deficiency or material weakness in our internal control over financial reporting.

This quarterly report does not, and is not required to; include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the quarter, the Company issued 10,748,340 common shares to 7 shareholders in consideration of the conversion of all previously issued and outstanding shares of Series A preferred shares to common stock.

The company cancelled 33,333 shares of common stock from a former consultant as non-vested.

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

Date: May 19, 2009

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)