Form 10-Q
period 2009-06-30
Xenacare Holdings, Inc.
filed 2009-08-19
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
53,241,702 shares of $0.001 par value common stock at June 30, 2009.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

1

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4T.  CONTROLS AND PROCEDURES

21

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.     DEFAULTS ON SENIOR DEBT

23

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

23

ITEM 5.     OTHER INFORMATION

23

ITEM 6.     EXHIBIT

23

SIGNATURES

24

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$362
Accounts receivable	267,924	331,027
Inventory	296,214	311,103
Prepaid expenses and other current assets	212,079	302,453

Total Current Assets	776,217	944,945

Office Furniture and Equipment, net	848	1,482
Other Assets	273,000	273,000

TOTAL ASSETS	$1,050,064	$1,219,427

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,381,910	$857,603
Notes payable - current	1,318,640	1,154,392

Total Current Liabilities	2,700,550	2,011,995

Notes payable - non-current	—	—
Other liabilities	257,290	257,290

TOTAL LIABILITIES	2,957,840	2,269,285

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, blank check, 5,000,000 shares authorized: Series A, $0.001 par value, 0 and 500,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	500
Common stock, $0.001 par value, 200,000,000 shares authorized: 53,241,702 and 43,026,695 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	53,241	43,026
Additional paid-in-capital	5,974,681	5,984,396
Stock subscription receivable	—	—
Accumulated deficit	(7,935,698)	(7,077,780)

Total Shareholders' Deficit	(1,907,776)	(1,049,858)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,050,064	$1,219,427

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Product sales	$13,465	$22,649	$71,689	$66,642
Other fee revenue	—	—	—	—

Total revenue	13,465	22,649	71,689	66,642

Cost of revenue	3,588	6,264	22,528	20,642

Gross profit	9,877	16,385	49,161	46,000

Operating costs and expenses:
Selling and marketing	76,958	161,315	117,938	262,017
General and administrative	308,509	330,282	677,602	613,205
Write downs	—	—	10,000	—

Total operating costs and expenses	385,467	491,597	805,540	875,222

Other income (expense)
Interest expense	(42,935)	(35,271)	(75,518)	(78,209)
Other income	537	—	15,575	86,995
Other expenses	(41,208)	(299,899)	(41,596)	(293,147)

Total other income (expense)	(83,606)	(335,170)	(101,539)	(284,361)

Net Income (Loss)	$(459,196)	$(810,382)	$(857,918)	$(1,113,583)

Weighted average shares - basic and diluted	53,491,702	25,340,838	50,170,033	24,776,338
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(857,918)	$(1,113,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634	634
Stock issued for services	—	—
Changes in operating assets and liabilities:
Accounts receivable	63,103	(284)
Inventory	14,889	(65,838)
Prepaid expenses and other current assets	90,374	(212,859)
Accounts payable and accrued expenses	524,308	353,288

Net cash used in operating activities	(164,610)	(1,038,641)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	—	(213)

Net cash used in investing activities	—	(213)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	—
Repayments on notes payable	27,898	—
Advances from (Payments to) related parties	136,350	456,759
Proceeds from sale of stock	—	699,200

Net cash provided by financing activities	164,248	1,155,959

Increase (Decrease) in Cash	(362)	117,105
Cash, Beginning of Period	362	1,607

Cash, End of Period	$—	$118,711

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Conversion of preferred series A	$10,215	$—
Shares issued under antidilutive clauses	$—	$1,251

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. We have entered into agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged consultants to assist us in marketing, web hosting and the development and production of infomercials.

March 2008, we completed the final formulation of the product. We also have established relationships with several major retail chains and have begun pilot programs to introduce our SunPill™ product. We will begin full programs once we have secured sufficient capital support advertising campaigns and product production, which we expect to occur in the second quarter of 2009.

History of the Company

Initial operations have traditionally focused on providing a small but targeted platform of poly-formulas to the patient that address key multi-factors in disease processes such as atherosclerosis and diabetes (as opposed to the single target restrictions placed on prescription drugs that must focus on one disease factor at a time such as an HMG reductase inhibitor (Statin) that does not address the multi-factors of atherosclerosis). The Company’s historical lines of NSPs are: XenaCor, XenaZymePlus and XenaTri.

In mid 2005 the Company began to formulate NSPs for personal performance and lifestyle performance products. The Company also developed new distribution channels for the historical NSPs, including web site and infomercials. The Company has also formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, NSPs have been formulated, which the Company believes will combat the depletion effects of commonly prescribed drugs. Additionally, the Company has added a nutritional supplement (worldwide patent pending) that defends the skin from the damaging effects of the sun, and a patented process for an algae-based Omega 3 fatty acid food additive that is tasteless and odorless. The Company has the worldwide rights to both proprietary items.

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

Q208

Six Months Ended June 30, 2008

Q209

Six months ended June 30, 2009

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

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

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing, acceptance of its products in the marketplace, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $0 for both periods.

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

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the six months ended June 30, 2009 and 2008 was $634 and $634, respectively.

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

The Company’s revenue recognition policies are in compliance with SAB 104, Revenue Recognition, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable, and

•

collectability is probable.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with EITF 00-10, “ Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of revenue.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a non-public entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Bulk product	$112,062	$112,061
Merchandise inventory	239,696	239,164
	351,758	351,225
Allowances for expiration	(55,544)	(40,122)

	$296,214	$311,103

Bulk product – Bulk product consists of completed unpackaged loose SunPill™ product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution.

Merchandise inventory - Merchandise inventory consists primarily of the SunPill™ product along with lesser quantities of XenaCore and BRS product. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2009 and 2008. Consequently, we have established an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Trade payables	$227,339	$245,928
Accrued accounting and legal fees	47,500	37,500
Accrued product and description costs	1,500	1,500
Accrued payroll	717,188	206,018
Accrued interest	51,429	18,099
Expenses reimbursable to officer	64,344	64,344
Other accrued expenses	9,623	25,000
Unearned revenue	259,214	259,214
Bank overdraft	3,773	—

	$1,381,910	$857,603

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

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

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Related parties	$250,720	$135,072
Investors	54,500	5,000
Wachovia - line of credit	36,420	37,320
Sun Packing, Inc.	977,000	977,000

	$1,318,640	$1,154,392

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

Sun Packing, Inc. - The Sun Packing, Inc. note originated during merger negotiations with the Company during the third and fourth quarters of 2008. The parties were unable to reach an agreement on several key issues and the merger negotiations were discontinued. The note is personally guaranteed by our officers and bears interest at 6%. The note is payable upon demand. To date the note has not been called.

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

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the first quarter of 2009, the Company retired 33,000 shares and issued 10,748,340 shares to retire Preferred A shares.

Preferred Stock

During the first quarter of 2009, the Company converted 500,000 shares of Preferred A to 10,748,340 shares of restricted common stock.

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Six Months Ended June 30,
	2009	2008
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	283,634	389,754
State	36,467	50,111

Increase in Valuation allowance	(320,101)	(439,865)

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Six Months Ended June 30,
	2009	2008

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	4.5%	4.5%
Valuation allowance for Net Loss	-39.5%	-39.5%

Total provision (benefit) for income taxes	0.0%	0.0%

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	June 30, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry-forwards	$2,987,025	$2,666,924
forwards	—	—
Total deferred tax assets:	2,987,025	2,666,924
Valuation allowance	(2,987,025)	(2,666,924)
Net deferred tax assets	$—	$—

As of June 30, 2009 and December 31, 2008 the Company had a valuation allowance on its deferred tax assets of $2,987,025 and $2,666,924, respectively, which relates to net operating losses. The valuation allowance increased $320,101 and $711,764 in the six months ended June 30, 2009 and the year ended December 31, 2008 respectively. The increase in 2009 and 2008 were attributable to accumulated net operating losses.

As of June 30, 2009 and 2008, the Company had net operating loss carry-forwards of $7,609,621 and $6,062,846, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of June 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

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

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

NSP

Nutrition Supplement Product

Q208

Six Months Ended June 30, 2008

Q209

Six Months Ended June 30, 2009

Overview and Operations This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

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

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of June 30, 2009.

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

•

Our line of Protective NSPs currently consists of SunPill™ and AlGal. SunPill™ is a revolutionary nutritional supplement that defends your skin from photo-aging and sun damage. AlGal is a pure uncontaminated algae-based Omega 3 fatty acid.

Since mid-2005, we expanded our focus and began to formulate NSPs for personal and lifestyle performance products. We also developed new distribution channels for our historical Clinical NSPs. We have also acquired exclusive worldwide rights, patents and technology developed by Pure Laboratories, LLC, through which we will showcase and market, the SunPill™. Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae-based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

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

•

XenaZyme Plus: increases the body’s oxygen-carrying capacities. This product was designed to support digestion.

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

Body Replenishment Systems (“BRS”) formulations provide patients access to NSPs that combat prescription drug induced nutrient depletion problems widely recognized by both consumer and clinician. As stated in The Drug-induced Nutrient Depletion Handbook, second edition (2003) by Ross Pelton et al., “ 16 of the top 20 drugs are associated with drug/nutrient interaction.” BRS formulations focus on replacing prescription drug depleted nutrients and position themselves as extensions to the primary Clinical NSPs. We believe that BRS formulations will not compete with our historical Clinical NSPs as our historical Clinical NSPs specifically support disease treatment. We also believe that BRS formulations will meet a high revenue opportunity without affecting current revenue generating Clinical NSPs. The BRS formulations will be marketed and sold through the same outlets as our other Clinical NSPs. This strategy has no effect on the current and future operations of our other Clinical NSPs.

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

Lifestyle Performance NSPs

We are developing formulations for the Lifestyle Performance market, which consist of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Protective NSPs

SunPill™, a nutritional supplement that is designed to defends your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill™. We belive the composition of the SunPill™, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

AlGal is a pure uncontaminated algae-based Omega 3 fatty acid commonly found in cold water fish such as salmon. Omega 3 promotes heart health, and has been linked to increased brain function. It contributes to lowering blood pressure and strengthening artery walls. The algae-based Omega 3 has no fishy smell or taste and is produced naturally in only one place on earth. The production process is patented. We have entered into an exclusive worldwide Sales Agreement with AlgaeBioSciences Corp. and intend to distribute the raw material as an additive to food products such as cereal, and also as a nutritional supplement.

Spokesperson Agreement

We have entered into an agreement with Dr. Bob Arnot, a nationally known medical news correspondent who will serve as our Spokesperson for the SunPill™ and AlGal nutritional supplements.  This agreement expired during this quarter.

Formulation of NSPsThe Company has no patent protection for any of its products or services, except the SunPill™ but has multiple trademark protection on certain service marks currently in commerce. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products and, should the manufacturers discontinue their relationship with us, the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies needed to meet orders.

We purchase all of our products from third-party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are, therefore, subject to the risks, including employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our business and results of operations.

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

Recent Accounting Pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Results of Operations

Comparison of the six months ended June 30, 2009 (“Q209”) to the six months ended June 30, 2008 (“Q208”)

Revenues. Total net revenues increased $5,047 or 7.6%, to $71,689 (Q109) from $66,642 (Q108). Our efforts redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results. No sales from AlGal products were generated in Q209 however the bulk of our increase in revenue was generated by sales of the SunPill™. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

The Company has approximately $300,000 of product placed with customers, however sales of SunPill™ remained suppressed during Q209 as a result of the Company’s inability to raise sufficient cash to effect the marketing promotions necessary to generate significant sell thru.

Cost of Revenues. Total cost of revenues increased $1,886 or 9.1%, to $22,528 (Q209) from $20,642 (Q208). The increase is directly related to our increase in SunPill™ sales as a result of our redirection of business focus from Clinical NSPs to the commercialization of our new product lines.

Selling and Marketing Costs. Selling and marketing costs decreased $144,079 or 55.0%, to $117,938 (Q209) from $262,017 (Q208). The decrease in selling and marketing expenses is primarily due to the Company’s lack of sufficient funding to adequately promote SunPill™ sales. AlGal products are still being commercialized.

General and Administrative Costs. General and administrative costs increased $64,397 or 10.5%, to $677,602 (Q209) from $613,205 (Q208). The increase in general and administrative expenses is related primarily accrued salaries.

Other Income(Expense). Other income(expense) decreased $182,822 or 64.3% to $101,539 expense (Q209) from $284,361 expense (Q208). The decrease in other expense is related to a to a consulting fee paid in stock in Q208 in connection with a potential acquisition.

Liquidity and Capital Resources

Overview

We incurred a net loss for the six months ended June 30, 2009 of $857,918 and had a $1,924,333deficit in working capital at June 30, 2009. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q209. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the third quarter of 2009 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of June 30, 2009 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Six months ended June 30, 2009.

Our cash and cash equivalents decreased $361 to $0 as of June 30, 2009 from $362 as of December 31, 2008.

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2009 of $164,610. Net cash used resulted from a net loss of approximately $857,284, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. The net loss was partially offset by net cash provided from a net change in working capital components of $692,674. The most significant working capital component change was an increase in accounts payable and accrued expenses of $524,308, resulting from the Company securing more services related to its commercialization of the SunPill™ and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $0 in net cash during the six months ended June 30, 2009.

Cash Flows from Financing Activities

Our financing activities provided net cash of $164,248 for the six months ended June 30, 2009. We raised approximately $136,350 in advances from officers and related parties.

Financial Position

Our total assets decreased $169,363 to $1,050,064 as of June 30, 2008 from $1,219,427 as of December 31, 2008.

Our accounts receivable decreased $63,103; our inventory decreased $14,889; and our prepaid expenses and other current assets were unchanged as only limited transactions occurred during Q209 as a result of insufficient funds to complete promotion of our launching the SunPill™. Our cash were exhausted as a result.

Borrowings Outstanding

As of June 30, 2009, we had borrowings of $1,318,640, which was composed of $305,220 from investors, shareholders, officers and related parties, $36,420 drawn against a $40,000 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company, and $977,000 from Sun Packing, Inc.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of June 30, 2009. We believe that a minimum of an additional $1,500,000 will be needed over the next six months to successfully launch the SunPill™ product based on purchase orders and commitments received.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officers, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

necessary controls are missing, or

(b)

existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of June 30, 2009 the Company did not have a deficiency or material weakness in our internal control over financial reporting.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 1A.

RISK FACTORS

There have been no material changes during the period ended June 30, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the quarter, the company cancelled 500,000 in settlement with our European consultant.

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

Exhibit

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

Date: August 19, 2009

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)