Form 10-Q/A
period 2009-06-30
Xenacare Holdings, Inc.
filed 2009-10-02
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

March 2008, we completed the final formulation of the product. We also have established relationships with several major retail chains and have begun pilot programs to introduce our SunPill™ product. We will begin full programs once we have secured sufficient capital support advertising campaigns and product production, which we expect to occur in the fourth quarter of 2009.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

•

An Image Marketing and Branding Agreement with Creative Management, Inc. and a companion Spokesperson Agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements extend through May 31, 2009 and included various levels of compensation based upon performance. The agreement was not renewed.

•

The Company leases office space on a month-to-month basis from a non-related party. The annualized rental expense is approximately $50,000.

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the first quarter of 2009, the Company retired 33,000 shares of common stock and issued 10,748,340 shares to retire Preferred A shares.

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

•

Our line of Protective NSPs currently consists of SunPill™ and AlGal. SunPill™ is a nutritional supplement that is designed to defend your skin from photo-aging and sun damage. AlGal is a pure uncontaminated algae-based Omega 3 fatty acid.

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

Presently various new formulations have been designed and manufactured for consumers being treated with prescription drugs for high blood pressure, heart disease, diabetes, ulcers, depression, infection, arthritis, aids and weight loss. BRS intends to utilize toll free telephone and virtual computer linkups, using the same marketing and sales practices as our current Clinical NSPs operations. We believe BRS is a natural supplementation for prescription induced nutrition depletion and is necessary and important for positive patient health outcomes. As part of our marketing program, Dr. Xenakis, our CEO and chairman, wrote a book titled, “When Good Medicines do Bad Things to Healthy Bodies” in 2006. In addition, an infomercial featuring Dr. Xenakis is being produced to educate the consumer on the depletion of nutrients by the use of prescription drugs.

Lifestyle Performance NSPs

We are developing formulations for the Lifestyle Performance market, which consist of a sports line for athletes and increased performance for the over 50 generation. As of the date of this filing we have not completed any of the formulations.

Protective NSPs

SunPill™, a nutritional supplement that is designed to defend your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill™. We believe, the composition of the SunPill™, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

Spokesperson Agreement

We have operated under an agreement with Dr. Bob Arnot, a nationally known medical news correspondent who  served as our Spokesperson for the SunPill™ and AlGal nutritional supplements, until May 2009, when the agreement expired. The agreement was not renewed.

Formulation of NSPs

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

None.

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

Results of Operations

Comparison of the six months ended June 30, 2009 (“Q209”) to the six months ended June 30, 2008 (“Q208”)

Revenues. Total net revenues increased $5,047 or 7.6%, to $71,689 (Q209) from $66,642 (Q208). Our efforts redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results. No sales from AlGal products were generated in Q209 however the bulk of our increase in revenue was generated by sales of the SunPill™. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

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

Other Income(Expense). Other income (expense) decreased $182,822 or 64.3% to $101,539 expense (Q209) from $284,361 expense (Q208). The decrease in other expense is related a consulting fee paid in stock in Q208 in connection with a potential acquisition.

Comparison of the three months ended June 30, 2009 (“Q209-3mos”) to the three months ended June 30, 2008 (“Q208-3mos”)

Revenues .. Total net revenues decreased $9,184 or 40.5%, to $13,465 (Q209-3mos) from $22,649 (Q208-3mos). The decrease in sales was due to the timing of processing orders and shipments during the quarter as a result of label changes. No sales from AlGal products were generated in Q209 however the bulk of our increase in revenue was generated by sales of the SunPill™. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

The Company has approximately $300,000 of product placed with customers, however sales of SunPill™ remained suppressed during Q209 as a result of the Company’s inability to raise sufficient cash to effect the marketing promotions necessary to generate significant sell thru.

Cost of Revenues .. Total cost of revenues decreased $2,676 or 42.7%, to $3,588 (Q209-3mos) from $6,264 (Q208-3mos). The decrease is essentially related to the decrease in sales.

Selling and Marketing Costs .. Selling and marketing costs decreased $84,357 or 52.3%, to $76,958 (Q209-3mos) from $161,315 (Q208-3mos). The decrease in selling and marketing expenses is primarily due to the Company’s lack of sufficient funding to adequately promote SunPill™ sales. AlGal products are still being commercialized.

General and Administrative Costs .. General and administrative costs decreased $21,773 or 6.6%, to $308,509 (Q209-3mos) from $330,282 (Q208-3mos). The decrease in general and administrative expenses is related primarily to decrease in professional fees.

Other Income(Expense) .. Other income (expense) decreased $251,564 or 75.1% to $83,606 expense (Q209-3mos) from $335,170 expense (Q208-3mos). The decrease in other expense is related a consulting fee paid in stock in Q208 in connection with a potential acquisition.

Liquidity and Capital Resources

Overview

We incurred a net loss for the six months ended June 30, 2009 of $857,918 and had a $1,924,333 deficit in working capital at June 30, 2009. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q209. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the quarter, the company cancelled 500,000 shares of common stock in settlement with our European consultant.

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

Date: September 30, 2009

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)