Form 10-Q
period 2009-09-30
Xenacare Holdings, Inc.
filed 2009-11-16
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Exact name of Registrant issuer as specified in its charter)

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
(Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
65,741,702 shares of $0.001 par value common stock at September 30, 2009.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

1

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

13

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4T.   CONTROLS AND PROCEDURES

21

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

22

ITEM 1A.   RISK FACTORS

22

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.     DEFAULTS ON SENIOR DEBT

22

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

22

ITEM 5.     OTHER INFORMATION

22

ITEM 6.     EXHIBIT

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$255,415	$362
Accounts receivable	259,818	331,027
Inventory	286,822	311,103
Prepaid expenses and other current assets	138,908	302,453

Total Current Assets	940,963	944,945

Office Furniture and Equipment, net	531	1,482
Other Assets	273,000	273,000

TOTAL ASSETS	$1,214,494	$1,219,427

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,546,341	$857,603
Notes payable - current	1,326,475	1,154,392

Total Current Liabilities	2,872,816	2,011,995

Notes payable - non-current	—	—
Other liabilities	172,790	257,290

TOTAL LIABILITIES	3,045,606	2,269,285

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, 5,000,000 shares authorized: Series A, $0.001 par value, 0 and 500,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	500
Common stock, $0.001 par value, 200,000,000 shares authorized: 65,741,702 and 43,026,695 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	65,741	43,026

Additional paid-in-capital	6,462,181	5,984,396
Stock subscription receivable	—	—
Accumulated deficit	(8,359,034)	(7,077,780)

Total Shareholders' Deficit	(1,831,112)	(1,049,858)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,214,494	$1,219,427

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Product sales	$8,240	$328,644	$79,929	$395,286
Other fee revenue	—	—	—	—

Total revenue	8,240	328,644	79,929	395,286

Cost of revenue	1,947	157,927	24,475	178,569

Gross profit	6,293	170,717	55,454	216,717
	76.4%	51.9%	69.4%	54.8%
Operating costs and expenses:
Selling and marketing	127,522	228,026	245,460	490,043
General and administrative	252,229	(181,638)	929,831	431,567
Write downs	7,951	59,160	17,951	59,160

Total operating costs and expenses	387,702	105,548	1,193,242	980,770

Other income (expense)
Interest expense	(54,572)	65,654	(130,090)	(12,555)
Other income	12,519	50	28,093	87,045
Other expenses	127	70,502	(41,469)	(222,646)

Total other income (expense)	(41,926)	136,206	(143,466)	(148,156)

Net Income (Loss)	$(423,335)	$201,375	$(1,281,254)	$(912,209)

Weighted average shares - basic and diluted	59,491,869	25,893,338	53,938,034	25,083,088
Basic and diluted loss per share	$(0.01)	$0.01	$(0.02)	$(0.04)

See accompanying notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(1,281,254)	$(912,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	951
Stock issued for services	—	—
Changes in operating assets and liabilities:
Accounts receivable	71,210	(312,414)
Inventory	24,281	56,706
Prepaid expenses and other current assets	163,544	(384,475)
Accounts payable and accrued expenses	688,740	(97,967)

Net cash used in operating activities	(332,528)	(1,649,407)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	—	(213)

Net cash used in investing activities	—	(213)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	—
Repayments on notes payable	35,731	—
Advances from (Payments to) related parties	51,850	929,459
Proceeds from sale of stock	500,000	719,335

Net cash provided by financing activities	587,581	1,648,794

Increase (Decrease) in Cash	255,053	(826)
Cash, Beginning of Period	362	1,607

Cash, End of Period	$255,415	$780

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Conversion of preferred series A	$10,215	$—
Shares issued under antidilutive clauses	$—	$1,251

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the quarter, as a result of challenges we encountered in introducing this product to the marketplace, we have decided to discontinue further attempts to commercialize this product. We are currently in process of negotiating for the liquidation of existing inventory. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense.

XenaCare exclusively markets and distributes Cobroxin™ for Nutra Pharma Corporation (OTCBB: NPHC) in the United States. Cobroxin™ is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin™ is derived from cobra venom. On November 3, 2009, XenaCare announced that the Chain Drug Marketing Association (CDMA) will begin inventorying Cobroxin™ for redistribution to its member pharmacies. The CDMA currently has over 6,000 independent pharmacy members throughout the United States.

XenaCare exclusively markets and distributes Zeolite from Mineral Sciences, LLC within the United States. Zeolite is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product’s ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

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

In mid 2005 the Company began to formulate NSPs for personal performance and lifestyle performance products. The Company also developed new distribution channels for the historical NSPs, including web site and infomercials. The Company has also formulated a line of body replenishment NSPs, which are designed to eliminate prescription induced nutrient depletion. To replace these nutrients, NSPs have been formulated, which the Company believes will combat the depletion effects of commonly prescribed drugs. Additionally, the Company has added a nutritional supplement (worldwide patent pending) that defends the skin from the damaging effects of the sun, and a patented process.

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company

“XenaCare”, “XC Holdings”, “we”, “us” or “our”

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principals

NSP

Nutrition Supplement Product

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or

FAS

Statement of Financial Accounting Standards

Q308

Three months Ended September 30, 2008

Q309

Three months Ended September 30, 2008

9MOS08

Nine months Ended September 30, 2008

9MOS09

Nine months Ended September 30, 2009

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from Cobroxin™ and Zeolite product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $48,697 and $0, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme, Body Replenishment Line and its newest product lines, Cobroxin™ and Zeolite™.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $951 and $951, respectively.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, formerly EITF 00-10, “ Accounting for Shipping and Handling Fees and Costs.”  Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company does not have a product return reserve established.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, formerly SFAS 2, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, formerly SFAS 128, “Earnings per Share” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Information

ASC Topic 280, formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only amends implementation and disclosure.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Bulk product	$96,640	$112,061
Merchandise inventory	245,726	239,164
	342,366	351,225
Allowances for expiration	(55,544)	(40,122)

	$286,822	$311,103

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

During the quarter, as a result of challenges we encountered in introducing this product to the marketplace, we have decided to discontinue further attempts to commercialize the SunPill™ product. We are currently in process of negotiating for the liquidation of existing inventory. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense.

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Trade payables	$163,874	$245,928
Accrued accounting and legal fees	41,443	37,500
Accrued product and description costs	—	1,500
Accrued payroll	958,361	206,018
Accrued interest	71,080	18,099
Expenses reimbursable to officer	52,369	64,344
Other accrued expenses	—	25,000
Unearned revenue	259,214	259,214

	$1,546,341	$857,603

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

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Related parties	$135,074	$135,072
Investors	217,448	5,000
Wachovia - line of credit	(3,047)	37,320
Sun Packing, Inc.	977,000	977,000

	$1,326,475	$1,154,392

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The terms of the notes have been extended to mature on June 30, 2009. We have not paid these notes as of September 30, 2009, and are discussing a further extension with the lenders.

Investors - Notes payable to investors were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at 15%.

Wachovia - The Wachovia line of credit was originated in November 2007 and is personally guaranteed by the Company’s President. The line of credit bears interest at 10.1%.

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

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the first quarter of 2009, the Company retired 33,000 shares of common stock and issued 10,748,340 shares of common stock to retire Preferred A shares. During the third quarter of 2009, the Company sold 12, 500,000 shares of restricted common stock to an accredited investor for $500,000.

Preferred Stock

During the first quarter of 2009, the Company converted 500,000 shares of Preferred A to 10,748,340 shares of restricted common stock.

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Nine Months Ended September 30,
	2009	2008
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	448,439	319,273
State	57,656	41,049

Increase in Valuation allowance	(506,095)	(360,322)

Total provision (benefit) for income taxes	$—	$—

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Nine Months Ended September 30,
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

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	September 30, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry-forwards	$3,173,019	$2,666,924
	—	—
Total deferred tax assets	3,173,019	2,666,924
Valuation allowance	(3,173,019)	(2,666,924)
Net deferred tax assets	$—	$—

As of September 30, 2009 and December 31, 2008 the Company had a valuation allowance on its deferred tax assets of $3,173,019 and $2,666,924, respectively, which relates to net operating losses. The valuation allowance increased $506,095 and $711,764 in the nine months ended September 30, 2009 and the year ended December 31, 2008 respectively. The increase in 2009 and 2008 were attributable to accumulated net operating losses.

As of September 30, 2009 and 2008, the Company had net operating loss carry-forwards of $8,359,034 and $7,077,780, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of September 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

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

Terms and Definitions

Company

“XenaCare”, “XC Holdings”, “we”, “us” or “our”

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principals

NSP

Nutrition Supplement Product

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or

FAS

Statement of Financial Accounting Standards

Q308

Three months Ended September 30, 2008

Q309

Three months Ended September 30, 2008

9MOS08

Nine months Ended September 30, 2008

9MOS09

Nine months Ended September 30, 2009

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

•

Critical accounting policies and estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application for the three and nine months ended September 30, 2009.

•

Results of operations. This section provides an analysis of our results of operations for Q109 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of September 30, 2009.

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

•

Our line of Protective NSPs currently consists of SunPill™ and Cobroxin™. SunPill™ is a revolutionary nutritional supplement that is designed to defend your skin from photo-aging and sun damage.

•

Our line of Pain Relievers currently consists of Cobroxin™ which is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain.

•

Our line of Detoxification product currently consists of Zeolite which is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body.

Since mid-2005, we expanded our focus and began to formulate NSPs for personal and lifestyle performance products and develop new distribution channels for our historical Clinical NSPs. We have also acquired exclusive worldwide rights, patents and technology developed by Pure Laboratories, LLC, through which we will showcase and market, the SunPill™. Additionally, we have entered into an exclusive worldwide proprietary sales agreement for Algae BioSciences, an algae-based Omega 3 fatty acid that can be ingested as a food additive or through other nutraceutical and medicinal applications.

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

Clinical NSPs

Our line of Clinical NSPs seek to shift a portion of current consumer “out-of-pocket” spending on ineffective and/or incomplete self-care and healing products, obtained through a myriad of retail and internet distribution systems. Our Clinical NSPs provide consumers with access to proprietary nutritional supplements and supplement nutrient depletion resulting from the use of certain prescription pharmaceuticals. We also plan to sell and distribute these products through pharmacies and other distribution outlets as well as through infomercials and a book authored by Dr. Xenakis.

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

Protective NSPs

SunPill™, a nutritional supplement that is designed to defend your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill™. We believe the composition of the SunPill™, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

Pain Reliever

XenaCare exclusively markets and distributes Cobroxin™ for Nutra Pharma Corporation (OTCBB: NPHC) within the United States. On November 3, 2009, XenaCare announced that the Chain Drug Marketing Association (CDMA) will begin inventorying Cobroxin™ for redistribution to its member pharmacies. The CDMA currently has over 6,000 independent pharmacy members throughout the United States.

Cobroxin™ is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin™ is derived from cobra venom. The medical application of cobra venom was incorporated into the Homeopathic Pharmacopoeia Materia Medica in the 1800s along with several other snake venoms. In the early 1900s, Calmette (of BCG fame) investigated the use of cobra venom in the treatment of cancer in mice. It was subsequently applied clinically to subjects with cancer where it established a reputation in France for relieving pain. In 1936, Macht, a researcher within the pharmaceutical company, Westcott, Hynson and Dunning, showed that cobra venom, when injected in minute doses, produced analgesic effects that were superior to morphine in activity. In fact, cobra venom was employed when morphine was no longer effective or when patients became addicted to the opiate. Cobra venom proved to be 80% effective in the clinic for the treatment of headache and arthritis pain and it allowed long-term control of chronic pain conditions without addictive problems. A feature of this venom product was its slow onset of analgesic activity however its activity is prolonged. In 1938, acceptance of homeopathic medicine including cobra venom was incorporated into the Food, Drug & Cosmetic Act sponsored by Royal Copeland. In the latter part of the last century cobra venoms were studied for the treatment of severe pain but also rheumatism, trigeminal neuralgia, asthma, ocular therapy, and neuroses.

Today, Cobra venom is being studied for treating various forms of pain, cancers, autoimmune and neurological disorders. Researchers have proven that cobra venom contains constituents that control pain and inflammation. Researchers in China are examining the possibility that cobra venom can be used to treat drug addiction. The National Cancer Institute in Italy has participated in Chinese clinical trials to assess the efficacy of Cobra toxins in controlling post operative pain and moderate to severe cancer pain. More recently Cobra toxin has been reported to kill mesothelioma and lung cancer cells, 75 years after the first reports in the 1933 issue of the medical journal Lancet.

Detoxification product

Zeolite is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product’s ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

The detox market is one of the fastest growing nutritional markets in the U.S. with current estimates at over $4 billion annually. Many of these products include digestive cleansers that act mostly as laxatives. Zeolite™ is unique in its ability to detox the entire body – not just the digestive system.

XenaCare exclusively markets and distributes Zeolite™ within the United States.

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

In certain markets, including the United States, specific statements made by us with respect to our products may change the regulatory status of a product. For example, a product sold as a nutritional supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as an unapproved drug and asked to be removed from the market. To maintain the product’s status as a nutritional supplement, the labeling and marketing must comply with the provisions in the Dietary Supplement Health and Education Act of 1994 (DSHEA) and the FDA’s extensive regulations. As a result, we have procedures in place to promote and enforce compliance by our employees related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulations applicable to our products, and the varied regulators enforcing these regulatory requirements, determining how to conform to all requirements is often open to interpretation and debate. As a result, we can make no assurances that regulators will not question any of our actions in the future, even though we have put continuing effort into complying with all applicable regulations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Consolidated Financial Statements and the accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q and the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventory valuation and income taxes. Management considers these critical policies because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

Comparison of the three months ended September 30, 2009 (“Q309”) to the three months ended September 30, 2008 (“Q308‘)

Revenues. Total net revenues decreased $320,404 or 97.5%, to $8,240 (Q309) from $326,644 (Q308). Our efforts in the past were in redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results. No sales from AlGal products were generated in Q309 however the bulk of our decrease in revenue was a result of discontinuing the SunPill™ product in Q309. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

The Company has approximately $300,000 of product placed with customers, however sales of SunPill™ remained suppressed during Q309 as a result of the Company’s inability to raise sufficient cash to effect the marketing promotions necessary to generate significant sell thru. These factors resulted in the decision to discontinue the SunPill™ product.

Cost of Revenues. Total cost of revenues decreased $155,980 or 98.8%, to $1,947 (Q309) from $157,927 (Q308). The decrease is directly related to our decrease in SunPill™ sales as a result of the business factors discussed above.

Selling and Marketing Costs. Selling and marketing costs decreased $100,504 or 44.1%, to $127,522 (Q309) from $228,026 (Q308). The decrease in selling and marketing expenses is primarily due to the Company’s lack of sufficient funding to adequately promote SunPill™ sales. AlGal products are still being commercialized.

General and Administrative Costs. General and administrative costs increased $433,867 or 10.5%, to $252,229 (Q309) from ($181,638) (Q308). The increase in general and administrative expenses is related primarily accrued salaries in Q309 and to certain modifications of contracts resulting in rescinding certain costs in Q308, in connection with the proposed merger which was subsequently terminated.

Other Income(Expense). Other income(expense) decreased $178,132 or 130.8% to $41,926 expense (Q309) from $136,206 income (Q308). The decrease in other income(expense) is due to accrued interest expense in Q309 and to certain modifications of contracts resulting in rescinding certain costs in Q308, in connection with the proposed merger which was subsequently terminated.

Comparison of the nine months ended September 30, 2009 (“9mos09”) to the nine months ended September 30, 2008 (“9mos08‘)

Revenues. Total net revenues decreased $315,357 or 79.8%, to $79,929 (9mos09) from $395,286 (9mos08). Our efforts in the past were in redirecting and allocating available resources to concentrate on the distribution of the SunPill™, a defense system that protects the skin from the damaging effects of the sun, and the distribution of AlGal, a tasteless, odorless form of Omega 3 fatty acid, which is used as a food additive has began to yield results. No sales from AlGal products were generated in Q309 however the bulk of our decrease in revenue was a result of discontinuing the

SunPill™ product in Q309. We will continue to market our proprietary Clinical NSPs - XenaCor, XenaTri and XenaZymePlus distributed through the mail to our existing customer base.

The Company has approximately $300,000 of product placed with customers, however sales of SunPill™ remained suppressed during Q309 as a result of the Company’s inability to raise sufficient cash to effect the marketing promotions necessary to generate significant sell thru. These factors resulted in the decision to discontinue the SunPill™ product.

Cost of Revenues. Total cost of revenues decreased $154,094 or 86.3%, to $24,475 (9mos09) from $178,569 (9mos08). The decrease is directly related to our decrease in SunPill™ sales as a result of the business factors discussed above.

Selling and Marketing Costs. Selling and marketing costs decreased $244,583 or 49.9%, to $245,460 (9mos09) from $490,043 (9mos08). The decrease in selling and marketing expenses is primarily due to the Company’s lack of sufficient funding to adequately promote SunPill™ sales. AlGal products are still being commercialized.

General and Administrative Costs. General and administrative costs increased $498,264 or 10.5%, to $929,831 (9mos09) from $431,567 (9mos08). The increase in general and administrative expenses is related primarily accrued salaries.

Other Income(Expense). Other income(expense) decreased $4,690 or 3.2% to $143,466 expense (9mos09) from $148,156 expense (9mos08). The decrease in other income(expense) is nominal.

Liquidity and Capital Resources

Overview

We incurred a net loss for the nine months ended September 30, 2009 of $1,281,254 and had a $1,931,853deficit in working capital at September 30, 2009. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and we have not raised sufficient capital to implement our business model resulting in a decline in working capital for Q309. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Our recurring losses from operations and increased contractual agreements raise doubt about our ability to continue as a going concern. Based on our current plans, we anticipate that revenues earned from Cobroxin™ and Zeolite product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the fourth quarter of 2009 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of September 30, 2009 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Nine months ended September 30, 2009.

Our cash and cash equivalents increased $255,053 to $255,415 as of September 30, 2009 from $362 as of December 31, 2008.

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2009 of $332,528. Net cash used resulted from a net loss of approximately $1,280,303, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. The net loss was partially offset by net cash provided from a net change in working capital components of $947,775. The most significant working capital component change was an increase in accounts payable and accrued expenses of $688,740, resulting from the Company securing more services related to its commercialization of the SunPill™ and correspondingly increasing vendor credit utilized.

Cash Flows used in Investing Activities

Our investing activities used $0 in net cash during the nine months ended September 30, 2009.

Cash Flows from Financing Activities

Our financing activities provided net cash of $587,581 for the nine months ended September 30, 2009. We raised approximately $500,000 from the sale of common stock to a qualified investor, supplemented by an additional $87,581 in net advances from related parties.

Financial Position

Our total assets decreased $169,363 to $1,050,064 as of September 30, 2009 from $1,219,427 as of December 31, 2008.

Our accounts receivable decreased $71,210; our inventory decreased $24,281; and our prepaid expenses and other current assets decreased $163,544 as a result of amortization of a SunPill™ related “slotting allowance” and the completion of a prepaid SunPill™ related infomercial.

Borrowings Outstanding

As of September 30, 2009, we had borrowings, both current and non-current of $1,499,265 that was composed of $525,312 from investors, shareholders, officers and related parties, $3,047 overpayment of a $40,000 line of credit from Wachovia, secured by the personal guarantee of an officer of the Company, and $977,000 from Sun Packing, Inc.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of September 30, 2009.

Dividends

We have not paid any dividends.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

There have been no material changes during the period ended June 30, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

In August 2009 we sold 12,500.000 shares of our common stock to an accredited investor for $500,000. No broker dealer was involved in the sale of the shares and no commissions or other remuneration was paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

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

Date: November 15, 2009

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)