Form 10-K
period 2009-12-31
Xenacare Holdings, Inc.
filed 2010-04-15
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Florida	000-53916	20-3075747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐  No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes   ☑  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2009 was approximately $9,810,111based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 73,742,272 shares of common stock outstanding as of March 31, 2010.

INDEX

PART I

Item 1

Business

1

Item 1A

Risk Factors

7

Item 2

Properties.

10

Item 3

Legal Proceedings.

10

Item 4

Removed and Reserved.

10

PART II

Item 5

Market for Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.

11

Item 6

Selected Financial Data.

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

15

Item 8

Financial Statements

15

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

18

Item 9A (T)

Controls and Procedures.

18

Item 9B

Other Information

19

PART III

Item 10

Directors, Executive Officers, and Corporate Governance

20

Item 11

Executive Compensation

21

Item 12

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

22

Item 13.

Certain Relationships and Related Transactions, and Director Independence

22

Item 14

Principal Accounting Fees and Services

23

PART IV

Item 15

Exhibits, Financial Statement Schedule

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

PART I

Item 1

Business

Organization and Overview

XenaCare Holdings, Inc. was organized under the laws of Florida in June 2005 to brand, formulate, market and distribute a line of clinical and life style performance, homeopathic medications and nutrition supplement products (“NSPs”). On May 26, 2009, XenaCare was awarded exclusive distribution rights of Cobroxin within the United States. We also market the SunPill, which was developed to protect the skin when exposed to damaging ultraviolet rays.

Our Clinical products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus.

Our products groups have been established to formulate a line of NSPs to be sold through direct response, catalog, mass media (radio and television) magazine advertising, web sales, mass food and drug retailers and other channels of distribution.

On May 26th, 2009 Nutra Pharma, Inc. awarded XenaCare the USA distribution rights to Cobroxin, the first over-the-counter pain reliever clinically proven to treat chronic pain. The drug which was developed by Nutra Pharma's wholly owned drug discovery subsidiary, ReceptoPharm is available as an oral spray for lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, and as a topical gel for repetitive stress, arthritis and joint pain. Cobroxin is all-natural, non-addictive, non-narcotic, non-opiate, long lasting and said to be clinically proven to be more effective than morphine. The agreement has an initial five year term and automatically renews for consecutive periods of five years unless terminated for cause or failure of XenaCare to meet minimum purchase obligations $180,000 in each consecutive three month period beginning December 15, 2010.

In May 2009 XenaCare received from Mineral Sciences, Inc. the exclusive right to market and distribute a cellular cleanse and detoxification product called Zeolite, which is designed as an effective solution for removing heavy metals and toxins from the body.

The agreement has an initial five year term and automatically renews for consecutive periods of five years unless terminated for cause or failure of XenaCare to meet minimum purchase obligations $300,000 in each consecutive three month period beginning .

We have existing agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged 205 broker/consultants and Song Partners, a New York advertising firm, to assist us in marketing, web hosting and the development and production of infomercials.

Most of our revenues to date have been generated in 2009, from the early sales of Cobroxin starting in mid-October, and the SunPill®. We have distribution channels, direct response, catalogs, mass food and drug retailers, online and through infomercials, established in the fourth quarter of 2009, and with plans for expansion in 2010.

References throughout this document to “XenaCare Holdings,” “XenaCare,” “the Company,” “we,” “us” and “our” refer to XenaCare Holdings, Inc., a Florida corporation and our subsidiaries.

History

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000.

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

In May, 2009, NutraPharma, Inc. awarded to XenaCare the US marketing rights to Cobroxin. NutraPharma is a biotechnology company that is developing treatments for adrenomyeloneuropathy, HIV and multiple sclerosis. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. The Company has sales agreements with many major retailers.

In May, 2009, Mineral Sciences, Inc. awarded XenaCare the exclusive license to market and distribute a cellular cleanse at retail and detoxification product called Zeolite for retail distribution designed as an effective solution for removing heavy metals and toxins from the body.

Operations

Cobroxin

The present focus of the Company is the sale of Cobroxin. On May 26, 2009 XenaCare was awarded the US marketing rights from Nutra Pharma, Inc. Cobroxin is the first over-the-counter pain reliever clinically proven to treat chronic pain. Cobroxin is available as an oral spray for lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, and as a topical gel for repetitive stress, arthritis and joint pain. Cobroxin is a derivative of cobra venom is all-natural, non-addictive, non-narcotic, non-opiate, long lasting and in some clinical tests proven to be more effective than morphine.

Marketing Cobroxin

XenaCare is supporting its fast-growing network of retailers carrying Cobroxin with a comprehensive multi-million dollar national advertising campaign that includes direct response, print media, television commercials and national sponsorship programs. We market and distribute our products through a variety of retail outlets, including chain drug stores, independent pharmacies, grocery chains, mass marketers, catalog companies and e-commerce sites. Cobroxin was marketed through Internet sales during the last quarter of 2009, and in the first quarter of 2010 the product has been accepted by 40% of the 105,000 retail stores (as reported in the trade publication, Chain Drug Review) selling healthcare products across the country. Analgesic products average 21 inventory turnovers per year and are among the fastest sellers in drug stores.

XenaCare has purchased advertising in a comprehensive array of men’s, women’s and specialty magazines. The ads made their debut in November 2009 and are projected to generate about 108 million reader impressions over a 3-month period. Cobroxin will also be featured through the distribution of 18 million retail catalogs throughout the US.

Additionally, the Company has been authorized to use the American Arthritis Foundation’s logo on packaging, Websites, Customer websites and to send out direct mailings to 100,000 Arthritis foundation members. XenaCare Holdings is advertised in the 2010 Super Bowl XLIV Game Program, the NFL Alumni Guide program and Yearbook, and will advertise in the 2010 NBA All-star as well as in the official annual publication of NASCAR that will be seen by 8,000,000 attendees. XenaCare is also advertising in Prevention, Arthritis Today, Shape, Allure, Woman’s Day, Men’s Journal, Martha Stewart Living and Redbook. Television commercials are also in production for May 2010 distribution. XenaCare has also contracted to publish Cobroxin advertisements in 2010 Major League Baseball (MLB) yearbooks. The advertisements are scheduled to run in the yearbooks of 6 major league cities, including the New York Mets, the Los Angeles Dodgers and the Chicago Cubs, and represents approximately seven times the viewership of that of the NCAA advertising campaign. In addition to its marketing campaigns, XenaCare is participating in an athletic sponsorship with Megan Wallin, a professional beach volleyball player on the AVP Tour. Megan, a Florida native, has proven to be a strong force on the sand and in the world of business and has had six professional wins and 10 finals appearances in 2009; she also competed against the two-time gold medalists from the 2004 Athens Olympics and 2008 Beijing Olympics.

Cobroxin is available to independent pharmacy owners through membership in the Chain Drug Marketing Association (CDMA), one of the largest pharmacy organizations representing more than 6,000 outlets in 32 states. Additionally, Cobroxin will be sold through most major drugstore chains, mass marketers and food giants, as well as online at: Cobroxin.com, Amazon.com, Overstock.com and Drugstore.com. More than 200 brokers also Market Cobroxin through retail outlets.

During the first quarter of 2010, the Company entered into agreements for the sale of Cobroxin through major retail outlets. Although some of the retailers listed have not yet ordered product at the filing of this report, agreements are in place for all of them. These agreements do not require the customers to purchase any particular amounts of the product.

AMAZON.COM	AMERIMARK
BENCHMARK	CDMA
CVS	DERMADOCTOR
DR. LEONARD’S	DRUG EMPORIUM
DRUGSTORE.COM	DUANE READE
EVITAMINS	HANNAFORD
HARDTOFIND BRANDS	HD SMITH
HEALTHY PETS	IMPERIAL DISTRIBUTORS
JOHNSON SMITH	KERR DRUG
KINNEY DRUG	MAX-WELNESS
MEIJER	NATURAL HEALTH CENTER
MUTUAL DRUG CO.	OVERSTOCK.COM
UNIVERSAL DIRECT (SUPPORT PLUS)	QUICK2YOU
VALUE DRUG	VITAMIN/PURITAN PRIDE
WALGREENS	WINN DIXIE

Zeolite

XenaCare is designing a marketing campaign for Zeolite, after Mineral Sciences, Inc. awarded XenaCare the exclusive license to market and distribute this cellular cleanse and detoxification product at retail. Zeolite is an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product's ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

The SunPill®

XenaCare’s exclusive world-wide marketing agreement for the SunPill® has already received the attention of various marketers from several foreign countries, included but not limited to, countries such as China, Canada, Australia and South Africa. We have also received interest from several countries in Europe, South America and the Caribbean. The cruise and travel industry are also likely candidates and have shown interest.

The SunPill ® is a supplement that helps the skin to protect itself from the harmful rays of the sun. It contains scientifically proven ingredients that have been clinically tested by major universities. The SunPill ® is a proprietary combination of powerful antioxidants that help the body’s own natural defense when it comes to exposure to the sun.

Clinical Products

XenaCare’s Clinical products seek to shift a portion of current consumer “out-of-pocket” spending on non-effective and/or incomplete self-care performance and healing products obtained through myriad retail and Internet distribution systems. Our Clinical NSPs provide consumers with access to proprietary nutritional supplements that supplement nutrient depletion resulting from the use of certain prescription pharmaceuticals. We plan to also sell and distribute these products through pharmacies and other distribution outlets as well as through infomercials.

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

Trademarks Owned by XenaCare

1.

B-ALERT

—Registered with USPTO, Registration # 3,251,557

2.

SUN PILL

—Registered with USPTO on 10/31/2006, Registration # 3,166,408

3.

SUN PILL

—Registered under Madrid Protocol on 3/2/2006, Registration # 888,076

4.

UV DEFENSE

—Pending with USPTO, Serial Number 78/564,974

5.

SUN DEFENSE

—Pending with USPTO, Serial Number 78/564,985

6.

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

Labor Force

XenaCare employs six people. In addition, the Company utilizes the services of several consultants on a regular basis. We have 205 brokers who are commissioned salespeople in the field, under a three-year contract. We have a distribution center on a contractual basis, with 180 employees. XenaCare projects that during the next 12 months, its work force is likely to increase.

Item 1A

Risk Factors

Risks Relating to Our Business Generally

We have a history of losses.

We have a history of operating losses in our business and have incurred significant net losses since our inception. Our net losses for the periods ended December 31, 2009 and 2008 were $2,292,444 and $1,802,441, respectively. Accumulated deficit at December 31, 2009 totals $$9,370,224. There can be no assurance that we will be able to generate revenues in sufficient amounts to generate profits.

If our cash position continues to deteriorate, we will not have sufficient cash to fund our working capital.

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

Therefore, we may be required to expend additional capital resources on upgrading manufacturing processes and/or equipment in the future in order to comply with the law. The Food and Drug Administration or other governmental regulatory bodies could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products and expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The Company’s failure to comply with applicable Food and Drug Administration regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and possible criminal prosecutions. Because of the broad language of certain sections of DSHEA and the regulations that implement it, it is difficult for any company manufacturing or making nutrition supplements to remain in strict compliance. If we do not comply we may be subject to penalties.

If our insurance coverage is not sufficient to cover all risk exposure, we may be subject to losses.

XenaCare continues its efforts to maintain applicable insurance coverage for its officers, general liability insurance, and product liability insurance at levels deemed adequate by the Company’s Board of Directors. XenaCare cannot guarantee that these same levels of insurance, at premiums acceptable to the Company, will be available in the future. As related to product liability insurance, a reduction in coverage or exclusion for one or more key raw materials, may adversely affect our ability to continue our business as currently conducted. In addition, a loss of one or more of any of these insurance policies, or a claim-related loss in excess of insured limits might adversely affect our ability to continue our business as it is currently structured. Although we currently maintain $10,000,000 liability and medical expenses and $2,000,000 general aggregate ($5,000 deductible per occurrence) in the event that we become liable, there can be no assurance that our current insurance policy will be adequate to cover any such liabilities.

Like other distributors of nutrition supplements, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

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

We do not have long-term contracts with suppliers, manufacturers and distributors and we are dependent on the services of these third parties.

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

Item 2

Properties.

We currently rent approximately 3,000 square feet of executive office space located at 14000 Military Trail, Suite 104 Delray Beach, Florida 33484. We rent this space for approximately $4,500 per month. The lease term is fixed and terminates September 30, 2010. This space is adequate to maintain and expand our business operations.

Item 3

Legal Proceedings.

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

Item 4

Removed and Reserved.

PART II

Item 5

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “XCHO” since April 8, 2008. The Company’s high and low bid prices by quarter during 2009, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 23, 2010, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.4475 per share.

	Calendar Year 2009
	High Bid	Low Bid
First Quarter	$0.25	$0.02
Second Quarter	$0.32	$0.045
Third Quarter	$0.24	$0.0111
Fourth Quarter	$0.14	$0.08

	Calendar Year 2008
	High Bid	Low Bid
First Quarter	—	—
Second Quarter	$3.00	$0.51
Third Quarter	$1.15	$0.10
Fourth Quarter	$0.42	$0.05

Transfer Agent and Registrar

The transfer agent for our common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Number of Stockholders

As of March 31, 2010, there were approximately 117 shareholders of record.

Equity Compensation Plans

As of December 31, 2009, there were no equity compensation plans under which our securities are authorized for issuance.

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

Recent Sales of Unregistered Securities

In September 2009, we sold 12,500,000 shares of XenaCare common stock to an accredited investor for $500,000. No broker dealer was involved in the sale of the shares and no commission or other remuneration was paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restricted legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

In 2009, we issued 3,570,000 shares of XenaCare common stock in exchange for services from various consultants. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed an investment letter acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restricted legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares.

Item 6

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

Going Concern – As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from Cobroxin™ and Zeolite product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected shelf life of our inventory, the future economic benefit of prepaid slotting allowances and trade credits, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory and distribution requirements as well as obsolescence and our net operating loss for tax purposes. Actual results could differ from those estimates.

Accounts Receivables – Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009 and 2008, the allowance for doubtful accounts was $48,697 and $0 respectively.

Inventory – Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin™ and Zeolite™.

At December 31, 2009 and December 31, 2008, the allowance for obsolete or expired inventory was $55,544 and $40,122 respectively.

Revenue Recognition – The Company’s product revenues represent primarily sales of SunPill™, XenaCor, XenaTri, XenaZyme and Cobroxin™. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

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

•

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company does not have a product return reserve established.

RESULTS OF OPERATIONS

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2009 and December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008

Year Ended December 31, 2009 (“YTD-2009”) to the Year Ended December 31, 2008 (“YTD-2008”)

Revenues - Total revenues increased $75,513 or 62.4%, to $196,603 for YTD-2009 from $121,090 for 2008. Most of our revenues to date have been generated by our proprietary SunPill and Clinical NSPs - XenaCor, XenaTri and XenaZymePlus. We reduced the resources committed to these types of sales, which has had a direct impact on our revenues over the last 30 months. Although we will continued to market our Clinical NSPs, after redirecting our efforts and allocating available resources to concentrate on the distribution of the SunPill during most of 2009, we have decided to discontinue promoting SunPill due to market challenges encountered.

During the second quarter of 2009 we began to focus on the sale of Cobroxin as a result of being awarded the US marketing rights from Nutra Pharma, Inc on May 26, 2009. Cobroxin is the first over-the-counter pain reliever clinically proven to treat chronic pain. Cobroxin is available as an oral spray for lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, and as a topical gel for repetitive stress, arthritis and joint pain. Cobroxin is a derivative of cobra venom, is all-natural, non-addictive, non-narcotic, non-opiate, long lasting and in some clinical tests proven to be more effective than morphine. Internet sales of Cobroxin began in the fourth quarter of 2009 with retail distribution commencing in the first quarter of 2010.

Cost of Revenue – Total cost of revenues decreased $67,964 or 76.6%, to $20,716 for YTD-2009 from $88,680 for YTD-2008. The decrease in costs of revenue is primarily related to a change in both the distribution channel and the product mix from YTD-2008 to YTD-2009. Cost of revenues in YTD-2008 where associated primarily with sales of SunPill which was distributed to major drug retailers. In YTD-2009, costs of revenue were primarily associated with the sale of Cobroxin which was distributed directly to consumers as a result of internet based sales.  Accordingly, the product costs of SunPill were significantly higher than Cobroxin as a result of higher acquisition costs and increased costs of logistics support associated with shipping and supporting retailers compared to direct consumer distribution for internet based sales, cost of revenue decreased as a percentage of net revenue.

Selling and Marketing Costs – Selling and marketing costs increased $334,464 or 56.1%, to $930,186 for YTD-2009 from $595,722 YTD-2008. The increase in selling and marketing expenses is primarily due to increased in advertising and promotional efforts related to the introduction of Cobroxin in the later half of 2009.

General and Administrative Costs – General and administrative costs increased $255,682 or 27.2%, to $1,194,861 for YTD-2009 from $938,862 for YTD-2008. The increase is primarily due to costs associated with accrued executive compensation and professional fees during YTD 2009, which was partially offset by reductions in professional fees as a result of certain projects in 2008 which did not repeat in 2009, such as the rejected Sun Packing acquisition in 2008.

Impairment and Write Down – Impairment expense decreased $49,181 or 83.1%, to $10,000 for YTD-2009 from $59,181 for YTD-2008. The decrease is primarily due to 2008’s determination that their use of certain inventory and intangibles had significantly changed and were no longer being utilized, were obsolete or had no future benefit. The assets were determined to be impaired and the net carrying value of $59,181 was charged to earnings in 2008 which required only nominal adjustments in 2009.

Other Income (Expense) – Other expenses increased $90,716 or 37.6% to $331,802 expense for YTD-2009 from $241,086 expense for YTD-2008. The increase was primarily a result of increased interest expense associated with expanded financial commitments and accrued expenses.

Liquidity and Capital Resources

We incurred a net loss for the year ended December 31, 2009 and 2008 of $2,292,444 and $1,802,441 respectively resulting in accumulated deficits of $9,370,224 and $7,077,780, respectively. We had a $2,042,687 deficit in working capital at December 31, 2009 compared to a $1,067,050 deficit in working capital at December 31, 2008. Although we believe our retail distribution launch of our Cobroxin product in the first quarter of 2010 will established an ongoing source of revenues sufficient to cover our operating costs, in 2009 our product offering and distribution was insufficient. We successfully raised approximately $1.4 million in debt and equity offerings to implement our business model resulting we cannot assure that continued financing will be available should the Cobroxin launch and associated operations require additional capital. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

Through December 31, 2008, our executives made loans to support company operations. Advances from executives in YTD-2009 totaled $1,469,351. In December of 2009, these advances were converted to Series E preferred shares and capitalized.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will be generated from product sales by the end of the second quarter of 2010 to cover our expenses. These revenues from product sales together with proceeds from private placements should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of December 31, 2009 there were no commitments for long-term capital expenditures.

Cash Flows for the Year Ended December 31, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2009 of $1,040,798. Net cash used reflects an adjusted net loss for the period ended of approximately $1,993,037 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization and stock issued for services. Net cash used also reflects $952,239 of cash provided by net changes in working capital items, which included:

•

a $301,025 decrease in accounts receivable as a result of closing down SunPill contracts;

•

a $518,215 increase in inventory due to the Cobroxin product launch;

•

a $300,453 decrease in prepaids and other current assets, primarily as a result of closing down the SunPill contracts;

•

a $868,975 increase in accounts payable and accrued expenses as a result of supplier financing for materials.

Cash Flows used in Investing Activities

None.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,265,455 for the year ended December 31, 2009, of which $886,395 was raised through the issuance of notes as described in Notes 8 and 10 to the audited financial statements. In addition the Company raised $500,000 from a qualified investor, the issuance of equity.

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

Disclosure not required by small reporting company.

Item 8

Financial Statements

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

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluation the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

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

Effects of prior year misstatements when quantifying misstatements in the current year financial statements

In September 2006, the Security Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

Accounting for Defined Benefit Plan

In September 2006, the FASB issued FAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also require an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

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

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T)

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None

PART III

Item 10

Directors, Executive Officers, and Corporate Governance

Our articles of incorporation permit our board of directors to fix the number of directors at not less than one or more than seven. Directors serve until our next annual meeting of shareholders and until his successor is duly elected and qualified. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position. Officers may be removed by the Board at any time.

Our directors and officers are:

Name	Age	Current Position
Frank Rizzo	55	President/CEO and Chairman/ Director
Bobby Story	68	Chief Financial officer and Director
Dr. Alan Xenakis	60	Director

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

Dr. Alan Xenakis has served as a director of the Company since its inception and served as a director of XenaCare LLC since its inception. Since the founding of XenaCare LLC in 2001, Dr. Xenakis has acted as its chief operating officer and medical director. In addition, from 1999 to 2000, Dr. Xenakis served as vice president of Global Health Sciences, a company principally engaged in the manufacture of Nutraceuticals, which was acquired by Nature’s Bounty in 2001. Dr. Xenakis was involved in a bankruptcy associated with his divorce in 1999. The bankruptcy was discharged without prejudice in August of 1999. Dr. Xenakis has been a member of Leadership Broward since 2002. He holds a B.S. in chemistry from the University of New Hampshire, a M.S. in health dynamics from Boston University and received his medical degree from Boston University School of Medicine. Dr. Xenakis also holds a Doctor of Science from Boston University and a Master of Public Health from Harvard University.

Board of Directors

The board of directors met 8 times during 2009.

Committees of the Board of Directors

We plan to establish an Audit Committee, Compensation Committee and a Nominating and Governance Committee. Until such committees are established, matters otherwise addressed by such committees will be acted upon by the majority of the current Board of Directors. The entire board of directors acts as our audit committee as permitted under Section 3(a) (58) (B) of the Exchange Act. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger.

Code of Ethics

The Company has adopted a Code of Ethics which is filed as Exhibit 14 to this Annual Report. This policy is applicable to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. We will provide a copy to any person, without charge, upon a request in writing to: Frank Rizzo, President, XenaCare Holdings, Inc., 14000 Military Trail, Suite 104, Delray Beach, Florida 33484.

Item 11

Executive Compensation

Executive Compensation

The following table shows, for the years ended December 31, 2008 and December 31, 2009, compensation information for our Named Executive Officers. The information includes compensation paid by XenaCare, LLC and as consulting fees.

Summary Compensation Table

			Stock Awards		All Other Compensation
Name and Position	Year	Salary		Options		Total
Alan Xenakis
Director	2009	$ 00000	—	—	—	$ 00000

Frank Rizzo	2008(1)	$144,000	—	—	$10,000	$154,000
President	2009(1)	$200,000	—	—	$25,000	$225,000

Bobby Story	2008(2)	$144,000	—	—	$10,000	$154,000
CFO	2009	$200,000	—	—	$25,000	$225,000

———————

(1)

Mr. Rizzo has accrued all of his compensation including salary and medical insurance allowance for 2008 and 2009.

(2)

Mr. Story reached a settlement with the company for restricted common stock in lieu of 2008 salary and medical insurance allowance. Mr. Story has accrued all of his compensation including salary and medical insurance allowance for 2009.

Outstanding Equity Awards at Fiscal Year End

We have not granted any equity compensation in the year ended December 31, 2009 and no such awards are outstanding as of December 31, 2009.

Director Compensation

None of our directors receive an annual fee for services. We do not pay fees to directors for their attendance at meetings; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

Employment and Consulting Agreements

While the Company had employment agreements approved by the Board of Directors with its Chief Executive Officer/President and CFO and they were currently compensated at a rate of approximately $225,000 per year. Mr. Rizzo and Mr. Story are eligible to receive and participate in all other benefit, bonus, retirement, insurance and long-term incentive programs provided by the Company for its senior executive personnel. In the event of

Mr. Rizzo’s or Mr. Story’s termination (other than without cause by the Company) they have agreed to a 12-month non-compete provision. All compensation arising from these consulting agreements was accrued and unpaid for 2009. Mr. Rizzo’s and Mr. Story’s employment agreements were terminated as of December 31, 2009 by mutual agreement. They agreed to take a draw against a bonus of $5,000 per month for fiscal year 2010 . Accrued salaries for both Mr. Rizzo and Mr. Story were converted to preferred stock.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2010, there were 73,742,272 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on March 31, 2010, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of our common stock; and (2) the number of shares of these securities beneficially owned by each director and executive officer and all of our executive officers and our directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of this table. Unless otherwise indicated, the address for each person is 14000 N Military Trail, Suite 104, Delray Beach, Florida 33442.

	Shares Beneficially Owned
Name and Position of Beneficial Owner	Number	Percent
Dr. Alan Xenakis, director	6,832,686	9.38%
Frank Rizzo(1), CEO and director	3,656,361	4.958%
Bobby Story(2), CFO and director	100,000	*
Martin Hodas	12,500,000	16.95%

Directors, Officers and Affiliates as a group (3 persons)	23,089,047	31.31%

———————

*

Less than 1%

(1)

Does not include 3,158,207 shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed. Does not include 28,125 shares of preferred stock that was issued after converting his past accrued salaries and benefits.

(2)

Does not include 1,000,000 shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed. Does not include 28,125 shares of preferred stock that was issued after converting his past accrued salaries and benefits.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

As of March 31, 2010, approximately $1,200,000 is owed to affiliate of the Company, relating to advances made by such affiliates, as follows:

Name	Amount
Martin Hodas	$1,200,000

Such funds accrue interest at various rates from 12% to 15% and mature on October 2010 and February 2011.

The Company’s policy requires all related party transactions to be approved by a majority of the directors who have no interest in the transaction.

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

The Board has determined that directors Dr. Alan Xenakis, Frank Rizzo and Bobby are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence.

The Board has not designated a separate compensation or nominating committee.

Audit Committee

The Board of Directors has not designated a separate audit committee and the entire Board, whose members are named above, conducts the functions of such committee. The Board has determined that Bobby Story is an audit committee financial expert and that Mr. Story is not an independent director.

Item 14

Principal Accounting Fees and Services

Fees to Auditors Fiscal Year ended December 31, 2009

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2009 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2009 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2009 was $59,500.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2009 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2009 was $28,725

Fees to Auditors Fiscal Year ended December 31, 2008

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2008 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2008 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2008 was $53,000

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2007 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2007 was $6,500.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2007 was $-0-.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2009 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

Item 15

Exhibits, Financial Statement Schedule

No.

Description

2.7

Articles of Incorporation (Incorporated by reference to Exhibit 2.7 to registrant’s SB-2*

3.1

Preferred Stock designations (Incorporated by reference to Form 14C*

3.0

Bylaws of the Company (Incorporated by reference to Form 14C*

10.1

Employment Agreement with Frank Rizzo*

10.2

Employment Agreement with Bobby Story*

10.3

Distribution Agreement for Cobroxin (Incorporated by reference to Exhibit 10.16 to registrant’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.4

Distribution Agreement for Zeolite (Incorporated by reference to Exhibit 10.17 to registrant’s Quarterly Report on Form 10-Q filed November 16, 2009)

14

Code of Ethics

21

Subsidiaries

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

32.1

Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*

Denotes a management contract or compensatory plan or agreement, and incorporated by reference of previous filings.

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

Signature	Title	Date
/s/ Frank Rizzo	President, Principal Executive Officer, Director	April 15, 2010
Frank Rizzo

/s/ Alan Xenakis	Director	April 15, 2010
Alan Xenakis

/s/ Bobby Story	Secretary, Principal Financial Officer, and Director	April 15, 2010
Bobby Story

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
XenaCare Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheets of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XenaCare Holdings, Inc. and Subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for the years ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's need, to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jewell, Schwartz, Wolfe & Associates

Hollywood, Florida April 14, 2010

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$225,019	$362
Accounts receivable	30,002	331,027
Inventory	829,318	311,103
Prepaid expenses and other current assets	172,008	302,453

Total Current Assets	1,256,347	944,945

Office Furniture and Equipment, net	—	1,482
Other Assets	273,000	273,000

TOTAL ASSETS	$1,529,347	$1,219,427

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,121,889	$857,603
Notes payable - current	2,177,138	1,154,392

Total Current Liabilities	3,299,028	2,011,995

Notes payable - non-current	—	—
Other liabilities	—	257,290

TOTAL LIABILITIES	3,299,028	2,269,285

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity Deficit
Preferred stock, 5,000,000 shares authorized:
Series A, $0.001 par value, 0 and 500,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	—	500
Series E, $0.001 par value, 79,294 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008	79	—
Common stock, $0.001 par value, 200,000,000 shares authorized: 69,742,272 and 43,026,695 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	69,742	43,026
Additional paid-in-capital	7,530,722	5,984,396
Accumulated deficit	(9,370,224)	(7,077,780)

Total Shareholders' Deficit	(1,769,681)	(1,049,858)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,529,347	$1,219,427

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenue:
Product sales	$196,603	$121,090
Other fee revenue	—	—

Total revenue	196,603	121,090

Cost of revenue	20,716	88,680

Gross profit	175,887	32,410

Operating costs and expenses:
Selling and marketing	930,186	595,722
General and administrative	1,196,343	938,862
Write downs	10,000	59,181

Total operating costs and expenses	2,136,529	1,593,765

Other income (expense)
Interest expense	(193,744)	(31,985)
Other income	15,643	87,101
Other expenses	(153,701)	(296,202)

Total other income (expense)	(331,802)	(241,086)

Net Loss	$(2,292,444)	$(1,802,441)

Weighted average shares - basic and diluted	53,938,034	25,083,088
Basic and diluted loss per share	$(0.04)	$(0.07)

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Preferred Stock		Common Stock		APIC	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Members' Equity
	Shares	Amount	Shares	Amount
December 31, 2007	500,000	$500	23,647,338	$23,646	$3,526,692	$—	$(5,275,339)	$(1,724,501)

Shares issued
To existing shareholders pursuant to anti-dilutive agreements	—	—	1,251,000	1,251	(1,251)	—	—	—
For services	—	—	980,000	980	430,520	—	—	431,500
Loan collateral	—	—	300,000	300	149,700	—	—	150,000
Consulting services	—	—	1,150,000	1,150	(1,150)	—	—	—
Existing shareholders -
consulting agreements	—	—	5,867,783	5,868	668,927	—	—	674,795
repayment of debt	—	—	10,840,774	10,841	1,235,848	—	—	1,246,689

Series B	206,600	207	—	—	206,393	—	—	206,600
Series C	50,000	50	—	—	49,950	—	—	50,000

Shares converted
Series A	—	—	—	—	—	—	—	—
Series B	(206,600)	(207)	619,800	620	(413)	—	—	—
Series C	(50,000)	(50)	70,000	70	(20)	—	—	—

Shares cancelled
Non-vested former employee shares	—	—	(245,000)	(245)	(122,255)	—	—	(122,500)
Former investor	—	—	(5,000)	(5)	(9,995)	—	—	(10,000)
Consulting services	—	—	(1,150,000)	(1,150)	1,150	—	—	—
Loan collateral	—	—	(300,000)	(300)	(149,700)	—	—	(150,000)

Net loss and comprehensive loss
2008 Net Loss	—	—	—	—	—	—	(1,802,441)	(1,802,441)

December 31, 2008	500,000	$500	43,026,695	$43,026	$5,984,396	$—	$(7,077,780)	$(1,049,858)

Shares issued
Exchange shares	—	—	66,667	67	(67)	—	—	—
Sale of shares	—	—	12,500,000	12,500	487,500	—	—	500,000
Series E (consulting services)	79,294	79	—	—	793,392	—	—	793,471
Series F (SunPacking)	2,632	3	—	—	263,147	—	—	263,150
Consulting services	—	—	1,000,000	1,000	15,000	—	—	16,000

Shares converted
Series A	(500,000)	(500)	10,748,340	10,748	(10,248)	—	—	—
Series F (SunPacking)	(2,632)	(3)	3,000,570	3,001	(2,998)	—	—	—

Shares cancelled
Exchange shares	—	—	(100,000)	(100)	100	—	—	—
Return of non-vested shares	—	—	(500,000)	(500)	500	—	—	—

Net loss and comprehensive loss
2009 Net Loss	—	—	—	—	—	—	(2,292,444)	(2,292,444)

December 31, 2009	79,294	$79	69,742,272	$69,742	$7,530,722	$—	$(9,370,224)	$(1,769,681)

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,292,444)	$(1,802,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,482	1,268
Stock issued for services	297,925	431,500
Forfeited shares	—	(122,500)
Changes in operating assets and liabilities:
Accounts receivable	301,025	(326,979)
Inventory	(518,215)	(196,122)
Prepaid expenses and other current assets	300,453	(119,453)
Accounts payable and accrued expenses	868,975	560,286

Net cash used in operating activities	(1,040,798)	(1,574,441)

Cash Flows from Investing Activities:
Purchase of office furniture and equipment	—	(213)

Net cash used in investing activities	—	(213)

Cash Flows from Financing Activities:
Proceeds from notes payable	886,395	977,000
Repayments on notes payable	—	—
Advances from (Payments to) related parties	(120,940)	349,809
Proceeds from sale of stock	500,000	256,600
Repurchase of common stock	—	(10,000)

Net cash provided by financing activities	1,265,455	1,573,409

Increase (Decrease) in Cash	224,657	(1,244)
Cash, Beginning of Period	362	1,607

Cash, End of Period	$225,019	$362

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Capitalization of accrued consulting expenses	$—	$674,795
Capitalization of debt and other accrued expenses	$604,688	$1,246,689
Conversion of preferred shares	$503	$257
Cancelled shares	$533	$—
Shares issued under antidilutive clauses	$—	$1,251
Shares issued to prepay consulting services	$170,008	$—

See accompanying notes to consolidated financial statements

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medications.

Our Clinical products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the third quarter, as a result of challenges we encountered in introducing this product to the marketplace, we have decided to discontinue further attempts to commercialize this product in its current formulation. We are currently in process of liquidating existing inventory. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense. We are also developing a new formulation for distribution in 2010.

Our Homeopathic Medication product line is lead by Cobroxin™. Cobroxin™ is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin™ is derived from cobra venom.

We also exclusively market and distribute Zeolite from Mineral Sciences, LLC within the United States. Zeolite is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product’s ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

History of the Company

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000.

On January 5, 2009, XenaCare amended its Articles of Incorporation to increase the number of authorized shares of common stock from 45 million to 200 million.

In May, 2009, NutraPharma, Inc. awarded to XenaCare the US marketing rights to Cobroxin. NutraPharma is a biotechnology company that is developing treatments for adrenomyeloneuropathy, HIV and multiple sclerosis. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. The Company has sales agreements with many major retailers.

In May, 2009, Mineral Sciences, Inc. awarded XenaCare the exclusive license to market and distribute a cellular cleanse and detoxification product called Zeolite for retail distribution designed as an effective solution for removing heavy metals and toxins from the body.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company

“XenaCare”, “XC Holdings”, “we”, “us” or “our”

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principals

NSP

Nutrition Supplement Product

SEC

Securities Exchange Commission

SFAS or

FAS

Statement of Financial Accounting Standards

YTD08

Year Ended December 31, 2008

YTD09

Year Ended December 31, 2009

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: BRS, Inc.; XenaCare, LLC; XenaStaff, LLC; and XenaCeutical, LLC and Raw Material Ingredients, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Effective December 2009, the Company merged all of its subsidiaries into the parent company XenaCare Holdings, Inc.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009 and 2008, the allowance for doubtful accounts was $48,697 and $0 respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin™ and Zeolite™.

At December 31, 2009 and December 31, 2008, the allowance for obsolete or expired inventory was $55,544 and $40,122 respectively.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the years ended December 31, 2009 and 2008 was $1,482 and $1,268, respectively.

Revenue Recognition

The Company’s product revenues represent primarily sales of SunPill™, XenaCor, XenaTri, XenaZyme and Cobroxin™. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

The Company’s revenue recognition policies are in compliance with ASC Topic 605, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable, and

•

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company does not have a product return reserve established.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730 Research and Development Costs. However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

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

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Information

ASC Topic 280, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

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

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. . The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVENTORY

Significant components of inventory at December 31, 2009 and 2008 consist of:

	2009	2008

Bulk product	$96,000	$112,061
Merchandise inventory	788,862	239,164
	884,862	351,225
Allowances for expiration	(55,544)	(40,122)

	$829,318	$311,103

Bulk product – Bulk product consists of completed unpackaged loose SunPill™ product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill™ inventory.

Merchandise inventory - Merchandise inventory consists primarily of the Cobroxin® and SunPill™ product along with lesser quantities of XenaCore and BRS product. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2009 and 2008. Consequently, we have established an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

As a result of the termination of the sales agreement for SunPill™, which contained the potential right of return, all unsold product was returned. Accordingly, the Company currently recognizes approximately $222,074 of returned SunPill™ product. Subsequent to December 31, 2009 the Company has arranged for the liquidation of this merchandize along with any bulk product. The Company has fully reserved for any loss associated with the disposition.

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2009 and 2008 consist of:

	2009	2008

Trade payables	$447,785	$245,928
Accrued accounting and legal fees	28,500	37,500
Accrued product and description costs	—	1,500
Accrued payroll	433,333	206,018
Accrued interest	158,104	18,099
Expenses reimbursable to officer	—	64,344
Other accrued expenses	54,167	25,000
Unearned revenue	—	259,214
Bank overdraft	—	—

	$1,121,889	$857,603

Unearned revenue - Unearned revenue represents SunPill™ product shipped and invoiced but subject to return by the retailer. Due to the potential right of return, the Company has recorded the invoicing as unearned revenue and will recognize revenue on these transactions, only when collectability is reasonably assured. During the year, the Company’s agreement with the customer was terminated and all unsold product was returned. (See Note. 4 - Inventory, for further discussion of returned SunPill™ product). Accordingly, unearned revenue was removed.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at December 31, 2009 and 2008 consist of:

	2009	2008

Related parties	$500,138	$135,072
Investors	—	5,000
Shareholder loans	700,000	—
Wachovia - line of credit	—	37,320
Sun Packing, Inc.	977,000	977,000

	$2,177,138	$1,154,392

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The terms of the notes were extended to mature on June 30, 2009 however, during the first quarter of 2010, these notes were converted into Series E preferred shares.

Investors - Notes payable to investors were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at 15%.

Shareholder Loans - Notes payable to shareholder were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at 15%.

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES

The Company, during the year operated under several material agreements as listed below:

•

Employment agreements with two individuals for their services in the areas of sales, operations and mergers and acquisitions were terminated in the fourth quarter of 2009. These agreements covered cash as well as stock compensation and health insurance benefits and expire December 31, 2011. Upon termination, all accured and unpaid compensation and benefits were converted into Series E preferred shares.

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

•

In December 2009, we entered into a three year agreement with Beauty Development Corporation, to provide distribution management, development and product merchandising services. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – COMMITMENTS AND CONTINGENCIES (continued)

•

In December 2009, we also entered into a three year agreement with Nutritional Alliances, Inc to provide market penetration and expand our customer base. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term.

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the first quarter of 2009, the Company retired 33,000 shares of common stock and issued 10,748,340 shares to retire Preferred A shares.

In September 2009, we sold 12,500,000 shares of XenaCare common stock to an accredited investor for $500,000. No broker dealer was involved in the sale of the shares and no commission or other remuneration was paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restricted legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

In 2009, we issued 3,000,750 shares of XenaCare common stock in exchange for services from various consultants. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed an investment letter acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restricted legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares.

Preferred Stock

During the first quarter of 2009, the Company converted 500,000 shares of Preferred A to 10,748,340 shares of restricted common stock.

During December of 2009 the board of directors authorized the issue of up to 300,000 shares of Series “E” preferred stock. The stated value of each share is Ten $10.00 per share. Each shares to be issued bears a dividend rate of fifteen (15%) percent and has voting rights as if converted to common shares of the corporation. The conversion of such shares is the stated value divided by the common stock price, as published by NASDAQ, at the time of issue. For each shares of common stock issued by this series is entitled to one warrant share as determined by the board of directors. These warrants are cashless, fully paid, and non-assessable.

During the forth quarter of 2009, the company issued 78,000 shares of preferred stock series “E.” 68,000 shares were issued to corporate executives for accrued salaries and stockholder loans and 10,000 shares were issued as a bonus to one employee and one outside consultant.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2009	2008
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	802,355	389,754
State	103,160	50,111

Increase in Valuation allowance	(905,515)	(439,865)

Total provision (benefit) for income taxes	$—	$—

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

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry-forwards	$3,572,439	$2,666,924
	—	—
Total deferred tax assets:	3,572,439	2,666,924
Valuation allowance	(3,572,439)	(2,666,924)
Net deferred tax assets	$—	$—

As of December 31, 2009 and December 31, 2008 the Company had a valuation allowance on its deferred tax assets of $3,572,439 and $2,666,924, respectively, which relates to net operating losses. The valuation allowance increased $905,515 and $711,764 in the year ended December 31, 2009 and the year ended December 31, 2008 respectively. The increase in 2009 and 2008 were attributable to accumulated net operating losses.

As of December 31, 2009 and 2008, the Company had net operating loss carry-forwards of $8,153,915 and $5,861,471, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.