Form 10-Q
period 2010-03-31
Xenacare Holdings, Inc.
filed 2010-04-20
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
73,742,702 shares of $0.001 par value common stock at March 31, 2010.

XENACARE HOLDINGS, INC.

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITIONS AND RESULTS OF OPERATIONS

16

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4T.

CONTROLS AND PROCEDURES

24

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

24

ITEM 1A.

RISK FACTORS

24

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.

(REMOVED AND RESERVED)

25

ITEM 5.

OTHER INFORMATION

25

ITEM 6.

EXHIBIT

25

SIGNATURES

26

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$536,503	$225,019
Accounts receivable	791,759	30,002
Inventory	1,567,492	829,318
Prepaid expenses and other current assets	220,404	172,008

Total Current Assets	3,116,158	1,256,347

Office Furniture and Equipment, net	—	—
Other Assets	279,472	273,000

TOTAL ASSETS	$3,395,630	$1,529,347

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$898,770	$1,121,889
Notes payable - current	2,273,751	2,177,138

Total Current Liabilities	3,172,522	3,299,028

Notes payable - non-current	—	—
Other liabilities	—	—

TOTAL LIABILITIES	3,172,522	3,299,028

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, 5,000,000 shares authorized: Series E, $0.001 par value, 267,617 and 79,294 shares issued and outstanding at March 31, 2010 and December 31, 2009	270	79
Common stock, $0.001 par value, 200,000,000 shares authorized: 73,742,272 and 69,742,272 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	73,742	69,742
Additional paid-in-capital	9,409,836	7,530,722
Accumulated deficit	(9,260,739)	(9,370,224)

Total Shareholders' Equity (Deficit)	223,109	(1,769,681)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$3,395,630	$1,529,347

See accompanying notes to financial statements.

XenaCare Holdings, Inc. and Subsidiaries

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product sales	$895,487	$58,224
Other fee revenue	—	—

Total revenue	895,487	58,224

Cost of revenue	276,408	18,940

Gross profit	619,079	39,284

Operating costs and expenses:
Selling and marketing	370,260	40,980
General and administrative	99,687	369,094
Write downs	—	10,000

Total operating costs and expenses	469,947	420,074

Other income (expense)
Interest expense	(35,280)	(32,583)
Other income	19	15,038
Other expenses	(4,582)	(387)

Total other income (expense)	(39,647)	(17,932)

Net Income (Loss)	$109,485	$(398,722)

Weighted average shares - basic and diluted	69,742,272	48,384,199
Basic and diluted loss per share	$0.00	$(0.01)

See accompanying notes to financial statements.

XenaCare Holdings, Inc. and Subsidiaries

Statement of Changes in Equity

For the Three Months Ended March 31, 2010 and
the Year Ended December 31, 2009

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2008	500,000	$500	43,026,695	$43,026	$5,984,396	$(7,077,780)	$(1,049,858)

Shares issued
Exchange shares	—	—	66,667	67	(67)	—	—
Sale of shares	—	—	12,500,000	12,500	487,500	—	500,000
Series E (consulting services)	79,294	79	—	—	793,392	—	793,471
Series F (SunPacking)	2,632	3	—	—	263,147	—	263,150
Consulting services	—	—	1,000,000	1,000	15,000	—	16,000
-	—
Shares converted
Series A	(500,000)	(500)	10,748,340	10,748	(10,248)	—	—
Series F (SunPacking)	(2,632)	(3)	3,000,570	3,001	(2,998)	—	—

Shares cancelled
Exchange shares	—	—	(100,000)	(100)	100	—	—
Return of non-vested shares	—	—	(500,000)	(500)	500	—	—

Net loss and comprehensive loss
2009 Net Loss	—	—	—	—	—	(2,292,444)	(2,292,444)

December 31, 2009	79,294	$79	69,742,272	$69,742	$7,530,722	$(9,370,224)	$(1,769,681)

Shares issued
Sale of shares	—	—	—	—	—	—	—
Series E (convert debt and accruals)	188,325	191	1,883,114	—	1,883,305
Exercise of warrants	—	—	4,000,000	4,000	(4,000)	—	—
Consulting services	—	—	—	—	—	—	—

Shares converted
Series A	—	—	—	—	—	—	—
Series F (SunPacking)	—	—	—	—	—	—	—

Shares cancelled
Exchange shares	—	—	—	—	—	—	—
Return of non-vested shares	—	—	—	—	—	—	—

Net loss and comprehensive loss
2010 Net Income (Loss)	—	—	—	—	—	109,485	109,485

March 31, 2010	267,619	$270	73,742,272	$73,742	$9,409,836	$(9,260,739)	$223,109

See accompanying notes to financial statements.

XenaCare Holdings, Inc. and Subsidiaries

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$109,485	$(398,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	317
Changes in operating assets and liabilities:
Accounts receivable	(761,757)	(48,355)
Inventory	(738,175)	(2,590)
Prepaid expenses and other current assets	(48,396)	(0)
Accounts payable and accrued expenses	313,800	312,639

Net cash used in operating activities	(1,125,044)	(136,712)

Cash Flows from Investing Activities:
Cost of rent deposit	(6,472)	—

Net cash used in investing activities	(6,472)	—

Cash Flows from Financing Activities:
Proceeds from notes payable	1,500,000	—
Repayments on notes payable	(57,000)	—
Advances from (Payments to) related parties	—	136,350

Net cash provided by financing activities	1,443,000	136,350

Increase (Decrease) in Cash	311,484	(362)
Cash, Beginning of Period	225,019	362

Cash, End of Period	$536,503	$—

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non Cash Transactions:
Capitalization of debt and other accrued expenses	$1,883,305	$—
Conversion of preferred shares	$—	$10,715

See accompanying notes to financial statements.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medication and detoxification product.

Our Clinical NSP products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the third quarter of 2009, as a result of challenges we encountered in introducing this product to the marketplace, we have decided to discontinue further attempts to commercialize this product in its current formulation. We are currently in process of liquidating existing inventory. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense. We are also developing a new formulation for distribution in 2010.

Our Homeopathic Medication product line is lead by Cobroxin. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin is derived from cobra venom.

Our Detoxification product line is led by Zeolite. We exclusively market and distribute Zeolite from Mineral Sciences, LLC within the United States. Zeolite is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product’s ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

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

In December, 2009, all of the Company’s subsidiaries were merged into XenaCare Holdings, Inc.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Q109

Three months Ended March 31, 2009

Q110

Three months Ended March 31, 2010

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

In 2010, the financial statements include the accounts of the Company since in December 2009, the Company merged all of its subsidiaries into the Company (XenaCare Holdings, Inc.).

In 2009, the financial statements were consolidated and include the accounts of the Company (XenaCare Holdings, Inc.) and its wholly-owned subsidiaries: BRS, Inc.; XenaCare, LLC; XenaStaff, LLC; and XenaCeutical, LLC and Raw Material Ingredients, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from Cobroxin and Zeolite product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At both March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $48,697.

Inventory

Inventory is reported at the lower of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin and Zeolite.

At both March 31, 2010 and December 31, 2009, the allowance for obsolete or expired inventory was $55,544.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the three months ended March 31, 2010 and the year ended December 31, 2009 was $0 and $1,482, respectively.

Revenue Recognition

The Company’s product revenues represent primarily sales of SunPill, XenaCor, XenaTri, XenaZyme and Cobroxin. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s revenue recognition policies are in compliance with ASC Topic 605, Revenue Recognition, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

See recently filed Form 10-K for the year ended December 31, 2009.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at March 31, 2010 and December 31, 2009 consist of:

	2010	2009

Bulk product	$96,000	$96,000
Merchandise inventory	1,527,036	788,862
	1,623,036	884,862
Allowances for expiration	(55,544)	(55,544)

	$1,567,492	$829,318

Bulk product – Bulk product consists of completed unpackaged loose SunPill product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill inventory.

Merchandise inventory - Merchandise inventory consists primarily of the Cobroxin and SunPill product along with lesser quantities of XenaCor. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2009 and 2008. Consequently, we have established an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

As a result of the suspension of the sales agreement for SunPill, which contained the potential right of return, all unsold product was returned. Accordingly, the Company currently recognizes approximately $120,504 of returned SunPill product. Subsequent to December 31, 2009 the Company has arranged for the liquidation of this merchandize along with any bulk product. The Company has fully reserved for estimated loss associated with the disposition.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 consist of:

	2010	2009

Trade payables	$761,584	$447,785
Accrued accounting and legal fees	16,500	28,500
Accrued payroll	—	433,333
Accrued interest	120,686	158,104
Other accrued expenses	—	54,167

	$898,770	$1,121,889

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at March 31, 2010 and December 31, 2009 consist of:

	2010	2009

Related parties	$96,751	$500,138
Shareholder loans	1,200,000	700,000
Sun Packing, Inc.	977,000	977,000

	$2,273,751	$2,177,138

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The notes matured on June 30, 2009 however, during the first quarter of 2010, the parties agreed to convert $346,387 of these notes into 34,639 shares of Series E preferred stock. In addition, during the first quarter of 2010, the Company repaid $57,000 of the remaining outstanding balance due after partial conversion.

Shareholder Loans – Unsecured notes payable to shareholder were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at from 12%-15%. During the first quarter of 2010, the shareholder advanced an additional $1,500,000 and then converted $1,000,000 of outstanding debt into 100,000 shares of Series E preferred shares.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – COMMITMENTS AND CONTINGENCIES

The Company, during the year operated under several material agreements as listed below:

Consulting service / employment agreements

•

Employment agreements - Employment agreements with two individuals for their services in the areas of sales (our President), operations and mergers and acquisitions (our CFO) were terminated in the fourth quarter of 2009. These agreements covered cash as well as stock compensation and health insurance benefits and expire December 31, 2011. The agreements were terminated on December 31, 2009 by mutual consent. All accrued and unpaid compensation and benefits totaling $562,500 were converted into 56,250 Series E preferred shares. New employment agreements were entered into with these individuals, which provide for monthly draws of $5,000 and quarterly bonus based on performance. The agreements can be terminated at any time.

•

Beauty Development - In December 2009, we entered into a three year agreement with Beauty Development Corporation, to provide distribution management, development and product merchandising services. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term. This agreement has been fully prepaid.

Marketing agreements

•

Creative Management and Arnot - An image marketing and branding agreement with Creative Management, Inc. and a companion spokesperson agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements extend through May 31, 2009 and included various levels of compensation based upon performance. The agreement was not renewed.

•

Nutritional Alliances, Inc - In December 2009, we also entered into a three year agreement with Nutritional Alliances, Inc to provide market penetration and expand our customer base. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term. This agreement has been fully prepaid.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

Lease for office facilities

•

Delray Beach office - The Company currently leases office space in Delray Beach, Florida on a month-to-month basis from a non-related party. The annualized rental expense is approximately $50,000.

•

Boca Raton office – In March 2010, the Company entered into a 3 year lease agreement for its new corporate headquarters in Boca Raton, Florida. Occupancy is scheduled for June 2010 and the lease provides for the first fourth months of rent waived.

Summary of commitments	2010	2011	2012	2013	Beyond	Total

Employment agreements	$—	$—	$—	$—	$—	$—
Beauty Development Corporation	—	—	—	—	—	—
Creative Management and Arnot	—	—	—	—	—	—
Nutritional Alliances, Inc	—	—	—	—	—	—
Delray Beach office lease (current)	10,000	—	—	—	—	10,000
Boca Raton office lease (future)	8,296	35,189	38,513	16,610	—	98,608
	$18,296	$35,189	$38,513	$16,610	$—	$108,608

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – COMMON AND PREFERRED STOCK (Continued)

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

During the fourth quarter of 2009, the company issued 78,000 shares of preferred stock series “E.” 68,000 shares were issued to corporate executives for accrued salaries and stockholder loans and 10,000 shares were issued as a bonus to one employee and one outside consultant.

During the first quarter of 2010, all accrued and unpaid compensation and benefits for two consultants, one who provided acquisition and financing services and one who provided administration services, totaling $536,918 were converted into 53,686 Series E preferred shares. There services were terminated in 2009 and no new agreements were entered into with these individuals.

During the first quarter of 2010, $1,000,000 of outstanding debt was converted into 100,000 shares of Series E preferred shares.

During the first quarter of 2010, two employees (the CFO and the President) who are lenders to the Company converted $346,487 of their outstanding debt into 34,639 shares of Series E preferred stock.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	(38,320)	139,553
State	(4,927)	17,942

Increase in Valuation allowance	43,247	(157,495)

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Three Months Ended March 31,
	2010	2009

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	4.5%	4.5%
Valuation allowance for Net Loss	-39.5%	-39.5%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry-forwards	$3,529,192	$3,572,439
forwards	—	—
Total deferred tax assets:	3,529,192	3,572,439
Valuation allowance	(3,529,192)	(3,572,439)
Net deferred tax assets	$—	$—

As of March 31, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $3,529,192 and $3,572,439, respectively, which relates to net operating losses. The valuation allowance increased $43,247 and $905,515 in the three months ended March 31, 2009 and the year ended December 31, 2008 respectively. The decrease in 2010 and increase in 2009 were attributable to accumulated net operating earnings or losses.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – INCOME TAXES (continued)

As of March 31, 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $8,044,430 and $8,153,915, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

NOTE 10. – SUPPLIER CONCENTRATION

Our Cobroxin and Zeolite products, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

NOTE 11. – CUSTOMER CONCENTRATION

Our Cobroxin products, are sold both to retail customers directly and to retailers, grocery and pharmacies. 2 customers represent 80.9% of our sales collectively during the quarter end March 31, 2010.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. It provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations. Management’s discussion and analysis of financial condition and results of operations is organized as:

•

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

•

Overview and Operations. This section discusses our product offering, the business environment and the regulatory environment we operate in.

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and the effect of those pronouncements.

•

Critical accounting policies and estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application for the three months ended March 31, 2010.

•

Results of operations. This section provides an analysis of our results of operations for three months ended March 31, 2010 relative to the comparative prior year period presented in the accompanying statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of March 31, 2010.

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

Overview and Operations

XenaCare Holdings, Inc. was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and protective NSPs as well as homeopathic medication and detoxification product.

The Company currently operates or is in the process of developing the following product lines:

•

Our line of Clinical NSPs includes XenaCor, XenaZyme Plus and XenaTri. These products are poly-formulas designed to address key multi-factors in disease processes such as atherosclerosis and diabetes.

•

Our line of Protective NSPs currently consists of SunPill, which is a revolutionary nutritional supplement that is designed to defend your skin when exposed to damaging ultraviolet rays and sun damage.

•

Our line of Homeopathic Medication currently consists of Cobroxin which is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain.

•

Our line of Detoxification products currently consists of Zeolite which is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body.

Up until the third quarter of 2009, substantially all revenues to date have been generated from sales of historical Clinical NSPs, XenaCor, XenaTri and XenaZymePlus and Protective NSPs, SunPill. Commencing in the third quarter of 2009 we began to establish our Homeopathic and Detoxification product lines. These newer product lines now generate the bulk of our revenue. Since our inception, we were never profitable until this quarter.

We purchase all of our products and supplies from third-party sources. We have no long-term contracts, as purchases are made on an order-by-order basis. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source.

Clinical NSPs

Our line of Clinical NSPs seek to shift a portion of current consumer “out-of-pocket” spending on ineffective and/or incomplete self-care and healing products, obtained through a myriad of retail and internet distribution systems. Our Clinical NSPs provide consumers with access to proprietary nutritional supplements. We also plan to sell and distribute these products through pharmacies and other distribution outlets as well as through infomercials and a book authored by Dr. Xenakis.

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

•

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

Protective NSPs

SunPill, a nutritional supplement that is designed to defend your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill. We believe the composition of the SunPill, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

XenaCare’s exclusive world-wide marketing agreement for the SunPill has already received the attention of various marketers from several foreign countries, included but not limited to, countries such as China, Canada, Australia and South Africa. We have also received interest from several countries in Europe, South America and the Caribbean. The cruise and travel industry are also likely candidates and have shown interest.

Homeopathic Medication

XenaCare exclusively markets and distributes Cobroxin for Nutra Pharma Corporation (OTCBB: NPHC) within the United States. On November 3, 2009, XenaCare announced that the Chain Drug Marketing Association (CDMA) will begin inventorying Cobroxin for redistribution to its member pharmacies. The CDMA currently has over 6,000 independent pharmacy members throughout the United States.

Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin is derived from cobra venom. The medical application of cobra venom was incorporated into the Homeopathic Pharmacopoeia Materia Medica in the 1800s along with several other snake venoms. In the early 1900s, Calmette (of BCG fame) investigated the use of cobra venom in the treatment of cancer in mice. It was subsequently applied clinically to subjects with cancer where it established a reputation in France for relieving pain. In 1936, Macht, a researcher within the pharmaceutical company, Westcott, Hynson and Dunning, showed that cobra venom, when injected in minute doses, produced analgesic effects that were superior to morphine in activity. In fact, cobra venom was employed when morphine was no longer effective or when patients became addicted to the opiate. Cobra venom proved to be 80% effective in the clinic for the treatment of headache and arthritis pain and it allowed long-term control of chronic pain conditions without addictive problems. A feature of this venom product was its slow onset of analgesic activity however its activity is prolonged. In 1938, acceptance of homeopathic medicine including cobra venom was incorporated into the Food, Drug & Cosmetic Act sponsored by Royal Copeland. In the latter part of the last century cobra venoms were studied for the treatment of severe pain but also rheumatism, trigeminal neuralgia, asthma, ocular therapy, and neuroses.

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

Additionally, the Company has been authorized to use the American Arthritis Foundation’s logo on packaging, Websites, Customer websites and to send out direct mailings to 100,000 Arthritis foundation members. XenaCare Holdings is advertised in the 2010 Super Bowl XLIV Game Program, the NFL Alumni Guide program and Yearbook, and will advertise in the 2010 NBA Allstar as well as in the official annual publication of NASCAR that will be seen by 8,000,000 attendees. XenaCare is also advertising in Prevention, Arthritis Today, Shape, Allure, Woman’s Day, Men’s Journal, Martha Stewart Living, Balancing Act, Lifetime and Redbook. Television commercials are also in production for May 2010 distribution. XenaCare has also contracted to publish Cobroxin advertisements in 2010 Major League Baseball (MLB) yearbooks. The advertisements are scheduled to run in the yearbooks of 6 major league cities, including the New York Mets, the Los Angeles Dodgers and the Chicago Cubs. In addition to its marketing campaigns, XenaCare is participating in an athletic sponsorship with Megan Wallin, a professional beach volleyball player on the AVP Tour. Megan, a Florida native, has proven to be a strong force on the sand and in the world of business and has had six professional wins and 10 finals appearances in 2009; she also competed against the two-time gold medalists from the 2004 Athens Olympics and 2008 Beijing Olympics. Her goal 2010 is to make the U.S. Olympic, Megan is rated #1 in Florida and in the top 30 in the world.

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

During the first quarter of 2010, the Company entered into agreements for the sale of Cobroxin through major retail outlets. Although some of the retailers listed have not yet ordered product at the filing of this report, agreements are in place for all of them. Our agreements do not require these customers to purchase any specific quantity. They are:

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

Detoxification

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

Zeolite is unique in its ability to detox the entire body – not just the digestive system. XenaCare exclusively markets and distributes Zeolite within the United States.

XenaCare is designing a marketing campaign for Zeolite, after Mineral Sciences, Inc. awarded XenaCare the exclusive license to market to retailers and distribute this cellular cleanse and detoxification product at retail.

Formulation of NSPs

The Company has no patent protection for any of its products or services, except the SunPill but has multiple trademark protection on certain service marks currently in commerce. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are generally responsible for receipt and storage of raw material, production, packaging and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products and, should the manufacturers discontinue their relationship with us, the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies needed to meet orders.

In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements for our clinical and protective NSPs at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in these cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term.

Our Cobroxin and Zeolite products, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

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

•

labeling requirements for dietary or nutritional supplements for which “high potency, ”antioxidant,” and “transfatty acids” statements are made;

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Financial Statements and the accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q and the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventory valuation and income taxes. Management considers these critical policies because they are both important to the portrayal of the Company’s financial condition and operating results and they require management to make judgments and estimates about inherently uncertain matters.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are discussed in Note 2 “Summary of Significant Accounting Policies” in the notes to the interim financial statements included in this filing.

Results of Operations

Comparison of the three months ended March 31, 2010 (“Q110”) to the three months ended March 31, 2009 (“Q109”)

Net Revenues Total net revenues increased $837,263 or 1,438.0%, to $895,487 (Q110) from $58,224 (Q109). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of 2009 and on into the current quarter, we began the second phase two our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, cataloguers and drug chains as customers, as discussed above. Sales in Q109 were primarily the result of our Clinical and Protective NSP’s whereas sales in Q110 were primarily from Homeopathic Medication products, specifically Cobroxin.

Cost of Revenues Total cost of revenues increased $257,468 or 1,359.4%, to $619,079 (Q110) from $39,284 (Q109). The increase is directly related to sales volume increases as a result of our rollout of Cobroxin to the food and drug industry.

Selling and Marketing Costs Selling and marketing costs increased $329,280 or 803.5%, to $370,260 (Q110) from $40,980 (Q109). The increase in selling and marketing expenses is primarily due to advertising and marketing expenses associated with the Cobroxin rollout. During the first quarter of 2010, the Company has invested in magazine adds, promotion maters and media and sporting events and well as acquiring sponsorships and endorsements.

General and Administrative Costs General and administrative costs decreased ($269,407) or 73.0%, to $99,687 (Q110) from $369,094 (Q109). The decrease in general and administrative expenses is primarily related to reductions in compensation for consultants wherein the agreements have either been modified or terminated between Q109 and Q110.

Other Income(Expense) Other income(expense) increased $21,715 or 121.1% to ($39,647) expense (Q110) from ($17,932) expense (Q109). The increase in other expense is related to interest expense associated with increased borrowings in Q110 compared to Q109 because some borrowings in Q109 did not accrue interest.

Liquidity and Capital Resources

Overview

Although we generated a net income for the three months ended March 31, 2010 of $109,485 and had a reduced our deficit in working capital to $56,364 at March 31, 2010, we do not believe that one profitable quarter is sufficient to assert that this source of revenue is or will continue to cover our operating costs. We believe that we have achieved a successful launch of our Cobroxin product and that its acceptance in the market place will continue to expand. Although we have raised $1,500,000 in capital during the quarter to implement our Cobroxin launch and have managed to reduce our deficit in working capital to near breakeven, we understand that we will need even more capital to promote, acquire and support logistics as our market penetration expands. For these reasons, specifically, limited track record of profitability and continued demand for capital to implement our Cobroxin product strategy, our ability to continue as a going concern is still in doubt.

Based on our current plans, we anticipate that revenues earned from Cobroxin product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet our capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will continue to be generated from product sales to cover our expenses. These revenues from product sales together with proceeds from private fundings should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of March 31, 2010 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Three Months Ended March 31, 2010.

Our cash and cash equivalents increased $311,484 to $536,503 as of March 31, 2010 from $225,019 as of December 31, 2009.

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2010 of $1,125,044. Net cash used resulted from a net income of approximately $109,485, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. The net income was partially offset by net cash used from a net change in working capital components of $1,234,529. The most significant working capital component changes were an increase in accounts receivable of $761,757, resulting from increased sales and an increase in inventory of $738,175 as a result of increased stocking levels to support increased sales. These uses of cash were partially offset by an increase in accounts payable of $313,800 as a result of establishing and obtaining increased vendor terms and financing.

Cash Flows used in Investing Activities

Our investing activities used $6,472 in net cash during the three months ended March 31, 2010, for a lease deposit on our planned new corporate headquarters.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,443,000 for the three months ended March 31, 2010. We raised approximately $1,500,000 in advances from a shareholder in the form of a note. We also repaid $57,000 in advances from certain officers.

Financial Position

Our total assets increased $1,866,284 to $3,395,630 as of March 31, 2010 from $1,529,347 as of December 31, 2009.

Most of the increase, $1,859,812 or 99.7% was from changes in our current assets which are described above in the discussion of cash flows from operating activities as it relates to net changes in working capital components. The remainder of the increase, $6,472 resulted from changes in long term assets primarily associated with a rent deposit for our planned new corporate headquarters.

Borrowings Outstanding

As of March 31, 2010, we had borrowings of $2,273,751, which are discussed more fully in Note 6. However, most of our financing has come from private sources who are also shareholders in the Company. We also obtained financing from a potential merger partner, specifically $977,000 from Sun Packing, Inc. also discussed in Note 6. We do have a $10,000 available credit line from Wachovia which was intended to establish a commercial banking relationship, however given its limit, we currently consider this facility to be nominal.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of March 31, 2010. We believe that a minimum of an additional $1,000,000 will be needed over the next 6 months to continue the successful launch the Cobroxin product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4T

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None

ITEM 1A

RISK FACTORS

There have been no material changes during the period ended March 31, 2010 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Stock

During the first quarter of 2010, all accrued and unpaid compensation and benefits for two consultants, one who provided acquisition and financing services and one who provided administration services, totaling $536,918 were converted into 53,686 Series E preferred shares. There services were terminated in 2009 and no new agreements were entered into with these individuals.

During the first quarter of 2010, $1,000,000 of outstanding debt was converted into 100,000 shares of Series E preferred shares.

During the first quarter of 2010, two employees (the CFO and the President) who are lenders to the Company converted $346,487 of their outstanding debt into 34,639 shares of Series E preferred stock.

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

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

(REMOVED AND RESERVED)

ITEM 5

OTHER INFORMATION

None

ITEM 6

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

Date: April 20, 2010

XenaCare Holdings, Inc.

By:	/s/ Frank Rizzo
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)