Form 10-Q
period 2010-06-30
Xenacare Holdings, Inc.
filed 2010-08-16
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 21010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

XenaCare Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	000-53916	20-3075747
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

6001 Broken Sound Parkway, Suite 630

Boca Raton, Florida 33487

(Address of Principal Executive Office) (Zip Code)

(561) 496-6676

(Registrant’s telephone number, including area code)

14000 Military Trail, Suite 104
Delray Beach, Florida 33484

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 73,742,702 shares of $0.001 par value common stock at June 30, 2010

XENACARE HOLDINGS, INC.

INDEX

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

18

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 4T.

CONTROLS AND PROCEDURES

27

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

28

ITEM 1A.

RISK FACTORS

28

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.

(REMOVED AND RESERVED)

28

ITEM 5.

OTHER INFORMATION

28

ITEM 6.

EXHIBITS

28

SIGNATURES

29

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

XENACARE HOLDINGS, INC.

BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$105,888	$225,019
Accounts receivable	409,472	30,002
Inventory	1,367,611	829,318
Prepaid expenses and other current assets	572,358	172,008

Total Current Assets	2,455,329	1,256,347

Office Furniture and Equipment, net	15,000	—
Other Assets	279,472	273,000

TOTAL ASSETS	$2,749,802	$1,529,347

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$476,007	$1,121,889
Notes payable - current	2,903,750	2,177,138

Total Current Liabilities	3,379,757	3,299,028

Notes payable - non-current	—	—
Other liabilities	—	—

TOTAL LIABILITIES	3,379,757	3,299,028

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, 5,000,000 shares authorized:
Series E, $0.001 par value, 270,434 and 79,294 shares issued and outstanding at June 30, 2010 and December 31, 2009	270	79
Common stock, $0.001 par value, 200,000,000 shares authorized:
73,742,272 and 69,742,272 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	73,742	69,742
Additional paid-in-capital	9,409,836	7,530,722
Accumulated deficit	(10,163,803)	(9,370,224)
Stock Subscription	50,000	—

Total Shareholders' Equity (Deficit)	(629,955)	(1,769,681)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,749,802	$1,529,347

See accompanying notes to financial statements.

XENACARE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Product sales	$733,693	$13,465	$1,629,180	$71,689
Other fee revenue	—	—	—	—

Total revenue	733,693	13,465	1,629,180	71,689

Cost of revenue	225,487	3,588	501,894	22,528

Gross profit	508,206	9,877	1,127,286	49,161
	69.3%	73.4%	69.2%	68.6%
Operating costs and expenses:
Selling and marketing	1,112,427	76,958	1,482,686	117,938
General and administrative	243,310	308,510	342,997	677,603
Write downs	—	—	—	10,000

Total operating costs and expenses	1,355,737	385,468	1,825,683	805,541

Other income (expense)
Interest expense	(53,155)	(42,935)	(88,435)	(75,518)
Other income	39	537	58	15,575
Other expenses	(2,426)	(41,208)	(7,008)	(41,596)

Total other income (expense)	(55,535)	(83,606)	(95,182)	(101,539)

Net Income (Loss)	$(903,066)	$(459,197)	$(793,579)	$(857,919)

Weighted average shares - basic and diluted	71,742,272	48,384,199	71,742,272	50,003,366
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to financial statements.

XENACARE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(793,579)	$(857,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(15,000)	634
Changes in operating assets and liabilities:
Accounts receivable	(379,471)	63,103
Inventory	(538,293)	14,889
Prepaid expenses and other current assets	(400,350)	90,374
Accounts payable and accrued expenses	(108,966)	524,310

Net cash used in operating activities	(2,235,659)	(164,610)

Cash Flows from Investing Activities:
Cost of rent deposit	(6,472)	—

Net cash used in investing activities	(6,472)	—

Cash Flows from Financing Activities:
Proceeds from notes payable	2,130,000	—
Repayments on notes payable	(57,000)	27,898
Advances from (Payments to) related parties	—	136,350
Stock Subscription	50,000	—

Net cash provided by financing activities	2,123,000	164,248

Increase (Decrease) in Cash	(119,131)	(362)
Cash, Beginning of Period	225,019	(362)

Cash, End of Period	$105,888	$(724)

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Capitalization of debt and other accrued expenses	$1,883,305	$—
Conversion of preferred shares	$—	$10,715

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill®, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the third quarter of 2009, as a result of challenges we encountered in introducing this product to the marketplace, we have decided to discontinue further attempts to commercialize this product in its current formulation. We are currently in process of liquidating existing inventory. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense. We are also developing a new skin defense system formulation for distribution in 2010.

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

Our Detoxification product line is led by Zeolite. We exclusively market and distribute Zeolite in the U. S. from Mineral Sciences, LLC within the United States. Zeolite is a cellular cleanse and detoxification product designed as an effective solution for removing heavy metals and toxins from the body. Research has also shown that the product’s ingredients may help reduce viral replication and support healthy blood sugar levels. Additionally, this product improves nutrient absorption, supports immune system function and reduces symptoms of allergies.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company	“XenaCare”, “XC Holdings”, “we”, “us” or “our”
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
NSP	Nutrition Supplement Product
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

Q209-QTR	Three months Ended June 30, 2009
Q209-YTD	Six months Ended June 30, 2009
Q210-QTR	Three months Ended June 30, 2010
Q210-YTD	Six months Ended June 30, 2010

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $0 and $48,697, respectively.

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

At both June 30, 2010 and December 31, 2009, the allowance for obsolete or expired inventory was $55,544.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the six months ended June 30, 2010 and the year ended December 31, 2009 was $0 and $1,482, respectively.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s product revenues represent primarily sales of SunPill®, XenaCor, XenaTri, XenaZyme and Cobroxin. Revenue is recognized when a product is shipped. The Company outsources its fulfillment (delivery) process to a third party for most of its products.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging” (Topic 815). ASU 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2010, the FASB issued ASU 2010-12. “Income Taxes” (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-13 “Stock Compensation” (Topic 718). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-15, “Financial Services-Insurance” (Topic 944). ASU 2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2010, the FASB issued ASU 2010-17. “Revenue Recognition-Milestone Method” (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-18. “Receivables” (Topic 310). ASU 2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In May 2010, the FASB issued ASU 2010-19 “Foreign Currency”. ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2010 and December 31, 2009 consist of:

	2010	2009

Bulk product	$138,737	$96,000
Merchandise inventory	1,284,418	788,862
	1,423,155	884,862
Allowances for expiration	(55,544)	(55,544)

	$1,367,611	$829,318

Bulk product – Bulk product consists of completed unpackaged loose SunPill® product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill® inventory and since it no longer considers the SunPill® inventory market ready for distribution, package SunPill® has been reclassified as bulk product. Subsequent to December 31, 2009 the Company has arranged for the liquidation of this merchandize along with any bulk product. The Company has fully reserved for estimated loss associated with the disposition of SunPill® inventory.

Merchandise inventory - Merchandise inventory consists primarily of the Cobroxin product along with lesser quantities of XenaCore. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. Continued delays in fully implementing the SunPill® products for our marketing and distribution programs have resulted in significantly slower than anticipated sales in 2009 and 2008. Consequently, establishes an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2010 and December 31, 2009 consist of:

	2010	2009

Trade payables	$324,167	$447,785
Accrued accounting and legal fees	16,500	28,500
Accrued payroll	—	433,333
Accrued interest	120,686	158,104
Other accrued expenses	14,654	54,167

	$476,007	$1,121,889

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at June 30, 2010 and December 31, 2009 consist of:

	2010	2009

Related parties	$126,750	$500,138
Shareholder loans	1,800,000	700,000
Sun Packing, Inc.	977,000	977,000

	$2,903,750	$2,177,138

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The notes matured on June 30, 2009 however, during the first quarter of 2010, the parties agreed to convert $346,387 of these notes into 34,639 shares of Series E preferred stock. In addition, during the second quarter of 2010, the Company borrowed $30,000 which provided supplemental working capital.

Shareholder Loans – Unsecured notes payable to shareholder were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at from 12%-15%. During the first quarter of 2010, the shareholder advanced an additional $1,500,000 and then converted $1,000,000 of outstanding debt into 100,000 shares of Series E preferred shares. During the second quarter of 2010, the shareholder advanced an additional $600,000, the proceeds of which were used to acquire product and promote its brand.

Sun Packing, Inc. - The Sun Packing, Inc. note originated during merger negotiations with the Company during the third and fourth quarters of 2008. It is the company's position that Sun Packing did not conclude the merger and the notes may not be paid. The note is personally guaranteed by our officers and bears interest at 6%. The note is payable upon demand. To date the note has not been called..

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

Marketing agreements

•

Creative Management and Arnot - An image marketing and branding agreement with Creative Management, Inc. and a companion spokesperson agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements extend through May 31, 2009 and included various levels of compensation based upon performance. The agreement was not renewed. At present we are in final negotiation to extend the representation for an additional three years.

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

•

Boca Raton office – In March 2010, the Company entered into a 3 year lease agreement for its new corporate headquarters in Boca Raton, Florida. The Company occupied the new facility in June 2010. The lease provides for the first fourth months of rent waived.

Summary of commitments

	2010	2011	2012	2013	Beyond	Total

Employment agreements	$—	$—	$—	$—	$—	$—
Beauty Development Corporation	—	—	—	—	—	—
Creative Management and Arnot	—	—	—	—	—	—
Nutritional Alliances, Inc	—	—	—	—	—	—
Delray Beach office lease (current)	10,000	—	—	—	—	10,000
Boca Raton office lease (future)	8,296	35,189	38,513	16,610	—	98,608
	$18,296	$35,189	$38,513	$16,610	$—	$108,608

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. – COMMON AND PREFERRED STOCK

Common Stock

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

During the first quarter of 2009, the Company issued 10,748,340 shares to convert 500,000 Preferred A shares.

Also during the first quarter of 2009, the Company had a net retirement of 33,333 shares in several exchange transactions, in which 100,000 shares were retired in exchange for 66,667 shares issued.

During the second quarter of 2009, the Company retired 500,000 non vested shares which were returned to the Company.

In September 2009, we sold 12,500,000 shares of common stock to an accredited investor for $500,000.

During the fourth quarter of 2009, we issued 3,000,750 and 1,000,000 shares of common stock in exchange for services from various consultants. As part of that issuance included shares to retire 2,632 Preferred F shares issued originally issued in exchange for professional services in connection with the Sun Packing transaction.

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

During the fourth quarter of 2009, the company issued 79,294 shares of preferred stock series “E.” 68,000 shares were issued to corporate executives for accrued salaries and stockholder loans and 10,000 shares were issued as a bonus to one employee and one outside consultant.

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

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Six Months Ended June 30,
	2010	2009
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	277,753	300,272
State	35,711	38,606

Increase in Valuation allowance	(313,464)	(338,878)

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Six Months Ended March 31,
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

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry-forwards	$3,885,903	$3,572,439
forwards	—	—
Total deferred tax assets:	3,885,903	3,572,439
Valuation allowance	(3,885,903)	(3,572,439)
Net deferred tax assets	$—	$—

As of June 30, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $3,885,903 and $3,572,439, respectively, which relates to net operating losses. The valuation allowance increased $313,464 and $905,515 in the six months ended March 31, 2009 and the year ended December 31, 2008 respectively. The decrease in 2010 and increase in 2009 were attributable to accumulated net operating earnings or losses.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – INCOME TAXES (continued)

As of June 30, 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $8,947,494 and $8,153,915, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

NOTE 10. – SUPPLIER CONCENTRATION

Our Cobroxin and Zeolite products, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

NOTE 11. – CUSTOMER CONCENTRATION

Our Cobroxin products, comprise essentially all of sales in 2010 and are sold both to retail customers directly and to retailers, grocery and pharmacies. Our products are sold to two significant retailers, who account for 48.6% and 32.9% respectively of our sales during the six months ended June 30, 2010. Our sales are made under cancellable agreements. A loss of either of these key customers, until we complete our full commercial launch, for any reason, could adversely affect our business.

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

•

Critical accounting policies and estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application for the six months ended June 30, 2010.

•

Results of operations. This section provides an analysis of our results of operations for six months ended June 30, 2010 relative to the comparative prior year period presented in the accompanying statements of operations.

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

Overview and Operations

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “we”, or “us”) was organized in 2005 to market and distribute proprietary formulations of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medication and detoxification products. In the three and six months ended June 30, 2010 substantially all of our revenues were from Cobroxin, the first opiate and acetaminophen-

free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain.

We formulate some of our products and obtain others, including Cobroxin, through exclusive marketing agreements. We do not manufacture our products directly but obtain finished product from contract manufacturers. We also source all warehousing and distribution services for our products from third party contractors. We market to a variety of distribution channels, including:

•

mass market retailers, such as Meijers

•

supermarkets, such as Kroger, Publix and Winn-Dixie

•

drugstore chains, such as Walgreen, CVS and RiteAid

•

independent pharmacies such as CDMA and NACDS

•

health and natural food stores through Tree of Life

•

healthcare practitioners, and

•

direct to consumer by e-commerce, including amazon.com, overstock.com and cobroxin.com.

Our concentrated advertising program was increased in the 2nd quarter to support our major retailers. XenaCare is making a strong footprint in all areas of the distribution grid as Cobroxin has been well received for retail placement. Some of our retailers include CVS, Walgreens, RiteAid, Meijer, Publix, Winn Dixie, Hannaford, Duane Reade, Stop and Shop, and many others. Our media plan was to engage in print advertising first followed by T.V. and radio. From our feedback, the retailers are very enthused about our advertising roll-out in support of the product. Indications are, this has been a very successful campaign.

Now, with the addition of the Television and Radio campaign, we should generate a return on investment far surpassing the advertising dollars spent. This additional advertising campaign will complete the full branding and advertising support of the products at the retail level creating a strong 2nd half of fiscal year 2010. We have already seen an increase of repeat orders from several of our retail chains.

The Company currently operates or is in the process of developing the following product lines:

•

Our line of Clinical NSPs includes XenaCor, XenaZyme Plus and XenaTri. These products are poly-formulas designed to address key multi-factors in disease processes such as atherosclerosis and diabetes.

•

Our line of Protective NSPs currently consists of SunPill®, which is a revolutionary nutritional supplement that is designed to defend your skin when exposed to damaging ultraviolet rays and sun damage.

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

Up until the third quarter of 2009, substantially all revenues to date have been generated from sales of historical Clinical NSPs, XenaCor, XenaTri and XenaZymePlus and Protective NSPs, SunPill®. Commencing in the third quarter of 2009 we began to establish our Homeopathic and Detoxification product lines. These newer product lines now generate the bulk of our revenue. Since our inception, we were never profitable until Q110-QTR.

We purchase all of our products and supplies from third-party sources. Our contract with NutraPharma provides for a minimum quarterly purchase of Cobroxin as previously reported. Our purchases are made on an order-by-order basis. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source.

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

Protective NSPs

SunPill®, a nutritional supplement that is designed to defend your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill®. We believe the composition of the SunPill®, when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

Homeopathic Medication

XenaCare exclusively markets and distributes Cobroxin for Nutrapharma Corporation (OTCBB: NPHC) within the United States. On November 3, 2009, XenaCare announced that the Chain Drug Marketing Association (CDMA) will begin inventorying Cobroxin for redistribution to its member pharmacies. The CDMA currently has over 6,000 independent pharmacy members throughout the United States.

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

Additionally, the Company has been authorized to use the American Arthritis Foundation’s logo on packaging, Websites, Customer websites and to send out direct mailings to 100,000 Arthritis foundation members. XenaCare Holdings is advertised in the 2010 Super Bowl XLIV Game Program, the NFL Alumni Guide program and Yearbook, and will advertise in the 2010 NBA Allstar as well as in the official annual publication of NASCAR that will be seen by 8,000,000 attendees. XenaCare is also advertising in Prevention, Arthritis Today, Shape, Allure, Woman’s Day, Men’s Journal, Martha Stewart Living, Balancing Act, Lifetime and Redbook. Television commercials where we market-tested in June 2010. XenaCare has also contracted to publish Cobroxin advertisements in 2010 Major League Baseball (MLB) yearbooks. The advertisements are scheduled to run in the yearbooks of 6 major league cities, including the New York Mets, the Los Angeles Dodgers and the Chicago Cubs. In addition to its marketing campaigns, XenaCare is participating in an athletic sponsorship with Megan Wallin, a professional beach volleyball player on the AVP Tour. Megan, a Florida native, has proven to be a strong force on the sand and in the world of business and has had six professional wins and 10 finals appearances in 2009; she also competed against the two-time gold medalists from the 2004 Athens Olympics and 2008 Beijing Olympics. Her goal 2010 is to make the U.S. Olympic, Megan is rated #1 in Florida and in the top 30 in the world.

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

During the first quarter of 2010, the Company entered into agreements for the sale of Cobroxin through major retail outlets. They are:

AMAZON.COM	AMERIMARK
BENCHMARK	CDMA
CVS	DERMADOCTOR
DR. LEONARD’S	DRUG EMPORIUM
DRUGSTORE.COM	DUANE READE
EVITAMINS	HANNAFORD
HARDTOFIND BRANDS	HD SMITH
HEALTHY PETS	IMPERIAL DISTRIBUTORS
JOHNSON SMITH	KERR DRUG
KINNEY DRUG	MAX-WELNESS
MEIJER	NATURAL HEALTH CENTER
MUTUAL DRUG CO.	OVERSTOCK.COM
UNIVERSAL DIRECT (SUPPORT PLUS)	QUICK2YOU
VALUE DRUG	VITAMIN/PURITAN PRIDE
WALGREENS	WINN DIXIE
RiteAid	Publix
GNC	NACDS

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

Formulation of NSPs

The Company has no patent protection for any of its products or services, except the SunPill® but has multiple trademark protection on certain service marks currently in commerce. We have historically expensed our formulation costs and do not have any separately itemized research and development expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2010 (“Q210-QTR”) to the three months ended June 30, 2009 (“Q209-QTR”)

Net Revenues - Total net revenues increased $720,228 or 5,348.9%, to $733,693 (Q210-QTR) from $13,465 (Q209-QTR). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of

2009 and on into the current quarter, we began phase two of our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, cataloguers and drug chains as customers, as discussed above. Sales in Q209-QTR were primarily the result of our Clinical and Protective NSP’s whereas sales in Q210-QTR were primarily from Homeopathic Medication products, specifically Cobroxin.

Cost of Revenues - Total cost of revenues increased $221,899 or 6,184.5%, to $225,487 (Q210-QTR) from $3,588 (Q209-QTR). The increase is directly related to sales volume increases as a result of our rollout of Cobroxin to the food and drug industry.

Selling and Marketing Costs - Selling and marketing costs increased $1,035,469 or 1,345.5%, to $1,112,427 (Q210-QTR) from $76,958 (Q209-QTR). The increase in selling and marketing expenses is primarily due to advertising and marketing expenses associated with the Cobroxin rollout. During the first two quarters of 2010, the Company has invested in magazine adds, promotion matters and media and sporting events and well as acquiring sponsorships and endorsements.

General and Administrative Costs - General and administrative costs decreased ($65,200) or 21.1%, to $243,310 (Q210-QTR) from $308,510 (Q209-QTR). The decrease in general and administrative expenses is primarily related to reductions in compensation for consultants wherein the agreements have either been modified or terminated between Q209 and Q210.

Other Income(Expense) - Other income(expense) decreased $28,071 or 33.6% to ($55,535) (Q210-QTR) from ($83,606) (Q209-QTR). The decrease in other expense is related to one time charges occurring in Q209-QTR that did not repeat in Q210-QTR.

Net Income(Loss) - Net income(loss) increased $443,869 or 96.7% to ($903,066) (Q210-QTR) from ($459,197) (Q209-QTR). The increase in net income(loss) is related to substantial advertising and marketing expense as our result of our efforts to establish the Cobroxin brand.

Comparison of the six months ended June 30, 2010 (“Q210-YTD”) to the six months ended June 30, 2009 (“Q209-YTD”)

Net Revenues - Total net revenues increased $1,557,491 or 2,172.6%, to $1,629,180 (Q210-YTD) from $71,689 (Q209-YTD). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of 2009 and on into the current quarter, we began phase two of our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, cataloguers and drug chains as customers, as discussed above. Sales in Q209-YTD were primarily the result of our Clinical and Protective NSP’s whereas sales in Q210-YTD were primarily from Homeopathic Medication products, specifically Cobroxin.

Cost of Revenues - Total cost of revenues increased $479,366 or 2,127.9%, to $501,894 (Q210-YTD) from $22,528 (Q209-YTD). The increase is directly related to sales volume increases as a result of our rollout of Cobroxin to the food and drug industry.

Selling and Marketing Costs - Selling and marketing costs increased $1,364,748 or 1,157.2%, to $1,482,686 (Q210-YTD) from $117,938 (Q209-YTD). The increase in selling and marketing expenses is primarily due to advertising and marketing expenses associated with the Cobroxin rollout. During the first two quarters of 2010, the Company has invested in magazine adds, promotion maters and media and sporting events and well as acquiring sponsorships and endorsements.

General and Administrative Costs - General and administrative costs decreased ($334,606) or 49.4%, to $342,997 (Q210-YTD) from $677,603 (Q209-YTD). The decrease in general and administrative expenses is primarily related to reductions in compensation for consultants wherein the agreements have either been modified or terminated between Q209 and Q210.

Other Income(Expense) - Other income(expense) decreased $6,357 or 7.5% to ($95,162) (Q210-YTD) from ($101,539) (Q209-YTD). The decrease in other expense is related to one time charges occurring in Q209-YTD that did not repeat in Q210-YTD.

Net Income(Loss) - Net income(loss) increased $64,340 or 7.5% to ($793,579) (Q210-YTD) from ($857,919) (Q209-YTD). The increase in net income(loss) is related to substantial advertising and marketing expense as our result of our efforts to establish the Cobroxin brand.

Liquidity and Capital Resources

Overview

We generated a net loss for the six months ended June 30, 2010 of $793,579 and had a deficit in working capital of $924,429 at June 30, 2010. Our loss is primarily the result of our continuing investment in advertising to build the Cobroxin brand. We believe that we have achieved a successful launch of our Cobroxin product and that its acceptance in the market place will continue to expand. Although we have raised $1,500,000 in capital to implement our Cobroxin launch, we understand that we will need even more capital to promote, acquire and support logistics as our market penetration expands. For these reasons, specifically, limited track record of profitability and continued demand for capital to implement our Cobroxin product strategy, our ability to continue as a going concern is still in doubt.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will continue to be generated from product sales to cover our expenses. These revenues from product sales together with proceeds from private fundings should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of June 30, 2010 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Six months ended June 30, 2010.

Our cash and cash equivalents decreased $119,131 to $105,888 as of June 30, 2010 from $225,019 as of December 31, 2009.

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2010 of $1,125,044. Net cash used resulted from a net loss of approximately $808,579, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. In addition, cash used in operating activities also reflected net cash used from a net change in working capital components of $1,427,080. The most significant working capital component changes were an increase in inventory of $538,293, resulting from increasing inventory to support increasing Cobroxin sales and an increase in accounts receivable of $379,471 also as a result of increased sales. These uses of cash were supplemented by an increase in prepaid expenses of $400,350 and a decrease in accounts payable of $108,966 as a result of shortened payment cycle to improve our credit ratings.

Cash Flows used in Investing Activities

Our investing activities used $6,472 in net cash during the six months ended June 30, 2010, for a lease deposit on our planned new corporate headquarters.

Cash Flows from Financing Activities

Our financing activities provided net cash of $2,123,000 for the six months ended June 30, 2010. We raised approximately $2,130,000 in advances from a shareholder in the form of a note. We also repaid $57,000 in advances from certain officers and received a subscription advance of $50,000.

Financial Position

Our total assets increased $1,220,455 to $2,749,802 as of June 30, 2010 from $1,529,347 as of December 31, 2009.

Most of the increase, $1,198,983 or 98.2% was from changes in our current assets which are described above in the discussion of cash flows from operating activities as it relates to net changes in working capital components. The remainder of the increase resulted from changes in long term assets primarily associated with a rent deposit for our planned new corporate headquarters.

Borrowings Outstanding

As of June 30, 2010, we had borrowings of $2,903,750, which are discussed more fully in Note 6. However, most of our financing has come from private sources who are also shareholders in the Company. We also obtained financing from a potential merger partner, specifically $977,000 from Sun Packing, Inc. also discussed in Note 6. We do have a $10,000 available credit line from Wachovia which was intended to establish a commercial banking relationship, however given its limit, we currently consider this facility to be nominal.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of June 30, 2010. We believe that a minimum of an additional $1,500,000 will be needed over the next 6 months to continue the successful launch of the Cobroxin product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30.

No change in internal control over financial reporting occurred during the quarter ended June 30 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

There have been no material changes during the period ended June 30 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.

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

No broker dealer was involved in the sale of the shares and no commissions or other remuneration were paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

No.	Description
10.5	The designations, powers, preferences and rights of the Series E Convertible Preferred Stock
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010

XENACARE HOLDINGS, INC.

By:	/s/ FRANK RIZZO
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ BOBBY STORY
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)