Form 10-Q
period 2010-09-30
Xenacare Holdings, Inc.
filed 2010-11-15
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010 or

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

months (or for such shorter period that the registrant was required to submit and post such files).			Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		X
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 75,654,772 shares of $0.001 par value common stock at September 30, 2010

XENACARE HOLDINGS, INC.

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

14

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4.

CONTROLS AND PROCEDURES

23

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

24

ITEM 1A.

RISK FACTORS

24

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.

(REMOVED AND RESERVED)

24

ITEM 5.

OTHER INFORMATION

24

ITEM 6.

EXHIBITS

25

SIGNATURES

26

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$8,483	$225,019
Accounts receivable	565,227	30,002
Inventory	1,471,674	829,318
Prepaid expenses and other current assets	604,195	172,008

Total Current Assets	2,649,580	1,256,347

Office Furniture and Equipment, net	13,750	—
Other Assets	279,472	273,000

TOTAL ASSETS	$2,942,802	$1,529,347

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$707,181	$1,121,889
Notes payable - current	3,327,899	2,177,138

Total Current Liabilities	4,035,080	3,299,028

TOTAL LIABILITIES	4,035,080	3,299,028

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, 5,000,000 shares authorized: Series E, $0.001 par value, 267,617 and 79,294 shares issued and outstanding at September 30, 2010 and December 31, 2009	268	79
Common stock, $0.001 par value, 200,000,000 shares authorized: 75,654,772 and 69,742,272 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	75,655	69,742
Additional paid-in-capital	9,660,325	7,530,722
Accumulated deficit	(10,828,526)	(9,370,224)
Stock Subscription	—	—

Total Shareholders' Equity (Deficit)	(1,092,278)	(1,769,681)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,942,802	$1,529,347

See accompanying unaudited notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Product sales	$735,090	$8,240	$2,364,270	$79,929
Other fee revenue	—	—	—	—

Total revenue	735,090	8,240	2,364,270	79,929

Cost of revenue	230,744	1,947	732,639	24,475

Gross profit	504,346	6,293	1,631,631	55,454

Operating costs and expenses:
Selling and marketing	927,676	127,522	2,410,362	245,460
General and administrative	136,038	252,229	479,035	929,831
Write downs	6,660	7,951	6,660	17,951

Total operating costs and expenses	1,070,374	387,702	2,896,057	1,193,242

Other income (expense)
Interest expense	(99,884)	(54,572)	(188,319)	(130,090)
Interest income	203	—
Other income	1,192	12,519	1,250	28,093
Other expenses	(1)	127	(7,010)	(41,469)
Total other income (expense)	(98,693)	(41,926)	(193,876)	(143,466)

Net Loss	$(664,721)	$(423,335)	$(1,458,302)	$(1,281,254)

Weighted average shares - basic and diluted	74,698,522	59,491,869	73,220,397	53,938,034
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying unaudited notes to consolidated financial statements

XenaCare Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,458,302)	$(1,281,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,250	951
Allowance for doubtful accounts	34,805	48,697
Stock issued for services	202,400	—
Changes in operating assets and liabilities:
Accounts receivable	(570,031)	22,512
Inventory	(642,357)	24,281
Prepaid expenses and other current assets	(432,188)	163,544
Accounts payable and accrued expenses	122,210	688,741
Cost of rent deposit	(6,472)	—

Net cash used in operating activities	(2,748,685)	(332,528)

Cash Flows from Investing Activities:
Fixed Asset Purchases	(15,000)	—

Net cash used in investing activities	(15,000)	—

Cash Flows from Financing Activities:
Proceeds from notes payable	2,554,149	—
Repayments on notes payable	(57,000)	35,731
Advances from (Payments to) related parties	—	51,850
Stock Subscription	50,000	500,000

Net cash provided by financing activities	2,547,149	587,581

Increase (Decrease) in Cash	(216,536)	255,053
Cash and cash equivalents, Beginning of Period	225,019	255,053

Cash and cash equivalents, End of Period	$8,483	$510,105

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of debt and other accrued expenses	$1,883,305	$—
Conversion of preferred shares	$—	$10,715

See accompanying unaudited notes to consolidated financial statements

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

On September 29, 2010, XenaCare Holdings entered into a Private Labeling Agreement with Renaissance Health Publishing, LLC of Boca Raton, Florida to market our clinical products. These products address major issues concerning prevention of heart disease. XenaCare will provide the finished products to Renaissance Health who is currently developing the labels, the marketing materials and strategies for these retail products. Because the Renaissance model is to educate the consumer through direct response sales, these unique supplements will necessarily receive greater personal attention by the consumer.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the third quarter of 2010, we had the product reevaluated and as a result were able to extend the shelf life for an additional two years. We are currently in negotiations with a distributor in Cypress to assume the entire line for distribution in the European market. We believe that we will able to recover our product costs and accordingly have not provided for any impairment expense.

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

Our new Pet Care product line is led by EstraPet™. On September 8, 2010, XenaCare Holdings entered into an exclusive agreement with Dr. Phillip Schoenwetter whereby XenaCare gained all rights to the trademark EstraPet™; to the domain www.estrapet.com and to the United States Patent Pending under the caption "Treatment for Domestic Animals Having Sex Hormone Deficiencies using Soy Germ Isoflavones". EstraPet answers the need for treating the unintended consequences caused by spaying and neutering and is the only known natural hormone modulator available on the market today.

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

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

Securities Exchange Commission

SFAS or

FAS

Statement of Financial Accounting Standards

Q309-QTR

Three months Ended September 30, 2009

Q309-YTD

Nine months Ended September 30, 2009

Q310-QTR

Three months Ended September 30, 2010

Q310-YTD

Nine months Ended September 30, 2010

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

In 2010, the financial statements include the accounts of the Company as of December 2009; the Company merged all of its subsidiaries into the Company (XenaCare Holdings, Inc.).

In 2009, the financial statements were consolidated and include the accounts of the Company (XenaCare Holdings, Inc.) and its wholly-owned subsidiaries: BRS, Inc.; XenaCare, LLC; XenaStaff, LLC; and XenaCeutical, LLC and Raw Material Ingredients, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements of 2009, notes and accounting policies included in the Company’s 2009 Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $83,502 and $48,697, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin, Zeolite, and EstraPet™.

At both September 30, 2010 and December 31, 2009, the allowance for obsolete or expired inventory was $55,544.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 3 to 7 years. Depreciation expense for the nine months ended September 30, 2010 and the year ended December 31, 2009 was $1,250 and $1,482, respectively.

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

Allowance for Credit Losses: In July 2010, the FASB issued ASU No. 2010-20 “Receivables” (Topic 310). ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses. The entity must provide disclosures about its financing receivables on a disaggregated basis. For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011. The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

Technical Amendments: In August 2010, the FASB issued ASU No. 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” and ASU No. 2010-22 “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2010 and December 31, 2009 consist of the following:

	2010	2009

Bulk product	$137,365	$96,000
Merchandise inventory	1,371,246	788,862
	1,508,611	884,862
Allowances for expiration	(36,937)	(55,544)

	$1,471,674	$829,318

Bulk product – Bulk product consists of completed unpackaged loose SunPill® product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill® inventory and since it no longer considers the SunPill® inventory market ready for distribution, package SunPill® has been reclassified as bulk product. Subsequent to December 31, 2009 the Company has arranged for the liquidation of this merchandize along with any bulk product. The Company has fully reserved for estimated loss associated with the disposition of SunPill® inventory. The SunPill® inventory has been retested and the shelf life has been extended for two years.

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

NOTE 5. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2010 and December 31, 2009 consist of:

	2010	2009

Trade payables	$458,088	$447,785
Accrued accounting and legal fees	21,500	28,500
Accrued payroll	—	433,333
Accrued interest	203,281	158,104
Other accrued expenses	24,312	54,167

	$707,181	$1,121,889

NOTE 6. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at September 30, 2010 and December 31, 2009 consist of:

	2010	2009

Related parties	$196,750	$500,138
Shareholder loans	1,980,288	700,000
Sun Packing, Inc.	977,000	977,000
Advances on factored receivables	173,861	—

	$3,327,899	$2,177,138

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The notes matured on June 30, 2009 however, during the first quarter of 2010, the parties agreed to convert $346,387 of these notes into 34,639 shares of Series E preferred stock. In addition, during the third quarter of 2010, the Company borrowed approximately $58,000 which provided supplemental working capital.

Shareholder Loans – Unsecured notes payable to a shareholder were issued in various traunches commencing in January 2009, each mature one year from issuance and bear interest at from 12%-15%. During the first quarter of 2010, the shareholder advanced an additional $1,500,000 and then converted $1,000,000 of outstanding debt into 100,000 shares of Series E preferred shares. During the third quarter of 2010, the shareholder advanced an additional $50,000, the proceeds of which were used to acquire product and promote its brand.

During the third quarter of 2010, the Company borrowed $130,288 from another shareholder, the proceeds of which were used to acquire inventory. Interest accrues at 15% and the note matures in August 2011.

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

Advances on Factored Receivables - The Company has entered into a factoring arrangement whereby the factor advances 85% of invoices placed for factoring. Placing invoices for factoring is at the discretion of the Company. Invoices are factored with recourse and advances accrue interest at approximately 16.2%.

NOTE 7. – COMMITMENTS AND CONTINGENCIES

The Company, during the year operated under several material agreements as listed below:

Consulting service / employment agreements

•

Employment agreements - Employment agreements with two individuals for their services in the areas of sales (our President), operations and mergers and acquisitions (our CFO) were terminated on December 31, 2009 by mutual consent. All accrued and unpaid compensation and benefits totaling $562,500 were converted into 56,250 Series E preferred shares. New verbal employment agreements were entered into with these individuals, which provide for monthly draws of $5,000 and quarterly bonus based on performance. The agreements can be terminated at any time.

•

Beauty Development - In December 2009, we entered into a three year agreement with Beauty Development Corporation, to provide distribution management, development and product merchandising services. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term. This agreement has been fully prepaid.

•

Dynamic Equities – During the third quarter of 2010, the Company entered into a new consulting agreement with Dynamic Equities Securities, Inc. mergers and acquisitions, and working capital. The terms of the agreements provide for 36 months. The contract was prepaid through the issuance of 1 million common shares valued at $0.12 each, the fair value of the shares at the execution of the agreement. Accordingly, $120,000 has been recorded as a prepaid expense and will be amortized over the next 36 months.

Marketing agreements

•

Creative Management and Arnot – During the third quarter of 2010, the Company entered into a new image marketing and branding agreement with Creative Management, Inc. and a companion spokesperson agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements provide for image marketing and branding services for 36 months. The contract was prepaid through the issuance of 500,000 common shares valued at $.12 each, the fair value of the shares at the execution of the agreement. Accordingly, $60,000 has been recorded as a prepaid expense and will be amortized over the next 36 months.

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

Summary of commitments

	2010	2011	2012	2013	Beyond	Total

Boca Raton office lease (current)	$8,296	$35,189	$38,513	$16,610	—	$98,608

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

During the third quarter of 2010, we issued 1,600,000 shares of common stock in exchange for services from various consultants. The shares were recorded at their fair value. Appropriate expenses or prepaid services for long term agreements have been recorded.

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

NOTE 9. – SUPPLIER CONCENTRATION

Our Cobroxin™ and Zeolite™ products, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

NOTE 10. – CUSTOMER CONCENTRATION

Our Cobroxin™ products comprise essentially all of sales in 2010 and are sold both to retail customers directly and to retailers, grocery and pharmacies. Our products are sold to two significant retailers, who account for 48.6% and 32.9% respectively of our sales during the nine months ended September 30, 2010. Our sales are made under cancellable agreements. A loss of either of these key customers, until we complete our full commercial launch, for any reason, could adversely affect our business.

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

•

Overview and Operations. This section discusses our product offering, the business environment and the regulatory environment we operate in

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and the effect of those pronouncements.

•

Critical accounting policies and estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application for the nine months ended September 30, 2010.

•

Results of operations. This section provides an analysis of our results of operations for three and nine months ended September 30, 2010 relative to the comparative prior year period presented in the accompanying statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations as of September 30, 2010.

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

Overview and Operations

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “we”, or “us”) was organized in 2005 to market and distribute proprietary formulations of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medication and detoxification products. In the three and six months ended September 30, 2010 substantially all of our revenues were from Cobroxin, the first opiate and acetaminophen- free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain.

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

•

Our line of Pet Care products is led by EstraPet™. EstraPet answers the need for treating the unintended consequences caused by spaying and neutering and is the only known natural hormone modulator available on the market today.

Up until the third quarter of 2009, substantially all revenues to date have been generated from sales of historical Clinical NSPs, XenaCor, XenaTri and XenaZymePlus and Protective NSPs, SunPill ® . Commencing in the third quarter of 2009 we began to establish our Homeopathic product lines. These newer product lines now generate the bulk of our revenue. Since our inception, we were profitable in one quarter, Q110-QTR.

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

On September 29, 2010, XenaCare Holdings entered into a Private Labeling Agreement with Renaissance Health Publishing, LLC of Boca Raton, Florida to market our clinical products.  These products address major issues concerning prevention of heart disease. XenaCare will provide the finished products to Renaissance Health who is currently developing the labels, the marketing materials and strategies for these retail products. Because the Renaissance model is to educate the consumer through direct response sales, these unique supplements will necessarily receive greater personal attention by the consumer.

Protective NSPs

SunPill®, a nutritional supplement that is designed to defend your skin from photo-aging and sun damage, was developed by the founder of Banana Boat, and Sea and Ski, an inventor at the forefront of protecting skin from the damaging effects of the sun. We have acquired the worldwide rights to produce and distribute the SunPill ® . We believe the composition of the SunPill ® , when taken daily, protects the skin against the effects of ultraviolet (UV) radiation from the sun or other sources which include sunburn, skin redness, swelling, immune suppression, photo-damage.

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

Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin is derived from cobra venom . The medical application of cobra venom was incorporated into the Homeopathic Pharmacopoeia Materia Medica in the 1800s along with several other snake venoms. In the early 1900s, Calmette (of BCG fame) investigated the use of cobra venom in the treatment of cancer in mice. It was subsequently applied clinically to subjects with cancer where it established a reputation in France for relieving pain. In 1936, Macht, a researcher within the pharmaceutical company, Westcott, Hynson and Dunning, showed that cobra venom, when injected in minute doses, produced analgesic effects that were superior to morphine in activity. In fact, cobra venom was employed when morphine was no longer effective or when patients became addicted to the opiate. Cobra venom proved to be 80% effective in the clinic for the treatment of headache and arthritis pain and it allowed long-term control of chronic pain conditions without addictive problems. A feature of this venom product was its slow onset of analgesic activity however its activity is prolonged. In 1938, acceptance of homeopathic medicine including cobra venom was incorporated into the Food, Drug & Cosmetic Act sponsored by Royal Copeland. In the latter part of the last century cobra venoms were studied for the treatment of severe pain but also rheumatism, trigeminal neuralgia, asthma, ocular therapy, and neuroses.

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

Cobroxin is available to independent pharmacy owners through membership in the Chain Drug Marketing Association (CDMA), one of the largest pharmacy organizations representing more than 6,000 outlets in 32 states. Additionally, Cobroxin will be sold through most major drugstore chains, mass marketers, Cardinal Wholesale, a $100/B health care distributor, and food giants, as well as online at: Cobroxin.com, Amazon.com, Overstock.com and Drugstore.com. More than 200 brokers also Market Cobroxin through retail outlets.

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
Cardinal Wholesale

Animal Care

EstraPet™ is a treatment for domestic animals having sex hormone deficiencies utilizing patent pending process of Soy Germ Isoflavones. EstraPet™ answers the need for treating the unintended consequences caused by spaying and neutering and is the only known natural hormone modulator available on the market today.

None of our customers are required to order any minimum quantities of Cobroxin.

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

Our Cobroxin and Zeolite products, are sold under an exclusive long-term marketing and distribution agreements from the manufacturers, however we do not possess rights to the formulation. Should a manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

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

Results of Operations

Comparison of the three months ended September 30, 2010 (“Q210-QTR”) to the three months ended September 30, 2009 (“Q209-QTR”)

Net Revenues - Total net revenues increased $726,850 or 8,821%, to $735,090 (Q310-QTR) from $8,240 (Q309-QTR). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of 2009 and on into the current quarter, we began phase two of our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, cataloguers and drug chains as customers, as discussed above. Sales in Q309-QTR were primarily the result of our Clinical and Protective NSPs whereas sales in Q310-QTR were primarily from Homeopathic Medication products, specifically Cobroxin.

Cost of Revenues - Total cost of revenues increased $228,797 or 8,821%, to $230,744 (Q310-QTR) from $1,947 (Q309-QTR). The increase is directly related to sales volume increases as a result of our rollout of Cobroxin to the food and drug industry.

Selling and Marketing Costs - Selling and marketing costs increased $800,154 or 627.5%, to $927,676 (Q310-QTR) from $127,522 (Q309-QTR). The increase in selling and marketing expenses is primarily due to advertising and marketing expenses associated with the Cobroxin rollout.

General and Administrative Costs - General and administrative costs decreased ($117,441) or 46.6%, to $134,786 (Q310-QTR) from $252,229 (Q309-QTR). The decrease in general and administrative expenses is primarily related to reductions in compensation for consultants wherein the agreements have either been modified or terminated between 2009 and 2010.

Other Income(Expense) - Other income(expense) increased $56,767 or 135.4% to ($98,693) (Q310-QTR) from ($41,926) (Q309-QTR). The decrease in other expense is related to one time charges occurring in Q309-QTR that did not repeat in Q310-QTR.

Net Income(Loss) - Net income(loss) increased $241,386 or 57% to ($664,721) (Q310-QTR) from ($423,335) (Q309-QTR). The increase in net income(loss) is related to substantial advertising and marketing expense as our result of our efforts to establish the Cobroxin brand.

Comparison of the nine months ended September 30, 2010 (“Q310-YTD”) to the nine months ended September 30, 2009 (“Q309-YTD”)

Net Revenues - Total net revenues increased $2,284,341 or 2,858%, to $2,364,270 (Q310-YTD) from $79,929 (Q309-YTD). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of 2009 and on into the current quarter, we began phase two of our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, cataloguers and drug chains as customers, as discussed above. Sales in Q309-YTD were primarily the result of our Clinical and Protective NSPs whereas sales in Q310-YTD were primarily from Homeopathic Medication products, specifically Cobroxin.

Cost of Revenues - Total cost of revenues increased $708,164 or 2,893.4%, to $732,639 (Q310-YTD) from $24,475 (Q309-YTD). The increase is directly related to sales volume increases as a result of our rollout of Cobroxin to the food and drug industry.

Selling and Marketing Costs - Selling and marketing costs increased $2,164,902 or 882%, to $2,410,362 (Q310-YTD) from $245,460 (Q309-YTD). The increase in selling and marketing expenses is primarily due to advertising and marketing expenses associated with the Cobroxin rollout. During the first three quarters of 2010, the Company has invested in magazine adds, promotion maters and media and sporting events and well as acquiring sponsorships and endorsements.

General and Administrative Costs - General and administrative costs decreased ($482,046) or 48.6%, to $477,785 (Q310-YTD) from $929,831 (Q309-YTD). The decrease in general and administrative expenses is primarily related to reductions in compensation for consultants wherein the agreements have either been modified or terminated between 2009 and 2010.

Other Income(Expense) - Other income(expense) increased $50410 or 35.1% to ($193,876) (Q310-YTD) from ($143,466) (Q309-YTD). The decrease in other expense is related to one time charges occurring in Q309-YTD that did not repeat in Q310-YTD.

Net Income(Loss) - Net income(loss) increased $177,048 or 13.8% to ($1,458,302) (Q310-YTD) from ($1,281,254) (Q309-YTD). The increase in net income(loss) is related to substantial advertising and marketing expense as our result of our efforts to establish the Cobroxin brand.

Liquidity and Capital Resources

Overview

We generated a net loss for the nine months ended September 30, 2010 of $1,458,302 and had a deficit in working capital of $1,385,500 at September 30, 2010. Our loss is primarily the result of our continuing investment in advertising to build the Cobroxin brand. We believe that we have achieved a successful launch of our Cobroxin product and that its acceptance in the market place will continue to expand. Although we have raised approximately $2,500,000 in capital to implement our Cobroxin launch, we understand that we will need even more capital to promote, acquire and support logistics as our market penetration expands. For these reasons, specifically, limited track record of profitability and continued demand for capital to implement our Cobroxin product strategy, our ability to continue as a going concern is still in doubt.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will continue to be generated from product sales to cover our expenses. These revenues from product sales together with proceeds from private fundings should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of September 30, 2010 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the Nine months ended September 30, 2010.

Our cash and cash equivalents decreased $216,536 to $8,483 as of September 30, 2010 from $225,019 as of December 31, 2009.

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2010 of $2,757,213. Net cash used resulted from a net loss of approximately $1,457,052, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued for services. In addition, cash used in operating activities also reflected net cash used from a net change in working capital components of $1,285,161. The most significant working capital component changes were an increase in inventory of $642,357, resulting from increasing inventory to support increasing Cobroxin sales; an increase in accounts receivable of $535,226also as a result of increased sales and an increase in prepaid expenses of $432,188. These uses of cash were partially funded by vendors through an increase in accounts payable of $122,209.

Cash Flows used in Investing Activities

Our investing activities used $21,472 in net cash during the nine months ended September 30, 2010, for a lease deposit on our new corporate headquarters and the purchase of additional computers and office equipment.

Cash Flows from Financing Activities

Our financing activities provided net cash of $2,547,149 for the nine months ended September 30, 2010. We raised approximately $2,554,149 in advances from a shareholder in the form of a note. We also repaid $57,000 in advances from certain officers and received $50,000 for the sale of common shares.

Financial Position

Our total assets increased $1,413,455 to $2,942,802 as of September 30, 2010 from $1,529,347 as of December 31, 2009.

Most of the increase, $1,393,233 or 98.6% was from changes in our current assets which are described above in the discussion of cash flows from operating activities as it relates to net changes in working capital components. The remainder of the increase resulted from changes in long term assets primarily associated with a rent deposit for our new corporate headquarters and the purchase of additional equipment.

Borrowings Outstanding

As of September 30, 2010, we had borrowings of $3,154,038, which are discussed more fully in Note 6. However, most of our financing has come from private sources who are also shareholders in the Company. We also obtained financing from a potential merger partner, specifically $977,000 from Sun Packing, Inc. also discussed in Note 6. We do have a $10,000 available credit line from Wachovia which was intended to establish a commercial banking relationship, however given its limit, we currently consider this facility to be nominal.

During the third quarter of 2010 the Company entered into a factoring agreement covering certain of its accounts receivable. The agreement provides for factoring at 85% of its face value and collection is subject to recourse. As of September 30, 2010, the Company had borrowings of $173,861 outstanding under the factoring agreement.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of September 30, 2010. Our distribution and marketing agreement with the manufacturer of Cobroxin contains certain performance criteria, which the Company has satisfied. We believe that a minimum of an additional $1,000,000 will be needed over the next 3 months to continue the successful launch of the Cobroxin product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4.

CONTROLS AND PROCEDURES

As of September 30, 2010, and as of the date of this report, our board of directors does not currently have any independent members; furthermore, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

There have been no material changes during the period ended September 30, 2010 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock – note – Don’t need to repeat sales previously reported and should be limited to Sept. quarter.

Add 1,600,000 shares issued in Sept. quarter as disclosed in Note 8?

In June we sold 312,500 shares of our common stock to an accredited investor for $50,000. No broker dealer was involved in the sale of the shares and no commissions or other remuneration was paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

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

Date: November 15, 2010

XENACARE HOLDINGS, INC.

By:	/s/ FRANK RIZZO
Frank Rizzo
President (principal executive officer) and Director

By:	/s/ BOBBY STORY
Bobby Story
Chief Financial Officer and Treasurer (principal financial and accounting officer)