Form 10-K
period 2010-12-31
Xenacare Holdings, Inc.
filed 2011-04-15
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

XenaCare Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Florida	000-53916	20-3075747
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2010 was approximately $9,810,111 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 77,012,772 shares of common stock outstanding as of March 31, 2011.

XENACARE HOLDINGS, INC.

INDEX

PART I

Item 1

Business

1

Item 1A

Risk Factors

7

Item 2

Properties

10

Item 3

Legal Proceedings

10

Item 4

Removed and Reserved

10

PART II

Item 5

Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

11

Item 6

Selected Financial Data

12

Item 7

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

13

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

18

Item 8

Financial Statements

18

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A

Controls and Procedures

19

Item 9B

Other Information

20

PART III

Item 10

Directors, Executive Officers, and Corporate Governance

21

Item 11

Executive Compensation

22

Item 12

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

23

Item 13

Certain Relationships and Related Transactions, and Director Independence

23

Item 14

Principal Accounting Fees and Services

24

PART IV

Item 15

Exhibits, Financial Statement Schedule

26

SIGNATURES

27

ii

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

iii

PART I

ITEM 1

BUSINESS

Organization and Overview

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medication, detoxification and pet care products.

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

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. However, during the third quarter of 2010, we had the product reevaluated and as a result were able to extend the shelf life for an additional two years. We are currently in negotiations with a distributor in Cypress to assume the entire line for distribution in the European market. We believe that we will able to recover our product costs however because of certain delays in consummating the Cypress sale we have fully impaired the inventory in fourth quarter of 2010.

Our Homeopathic Medication product line is led by Cobroxin. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. Available in a topical gel that relieves pain associated with joints, repetitive stress and arthritis, and in an oral spray that is formulated to relieve lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, Cobroxin™ is derived from cobra venom.

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

Most of our revenues to date have been generated in 2010, from the sales of Cobroxin starting in mid-October 2009. We have distribution channels, direct response, catalogs, mass food and drug retailers, online and through infomercials, established in the fourth quarter of 2009, and expanded in 2010.

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

 In May 2009, NutraPharma, Inc. awarded to XenaCare the US marketing rights to Cobroxin. NutraPharma is a biotechnology company that is developing treatments for adrenomyeloneuropathy, HIV and multiple sclerosis. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. The Company has sales agreements with many major retailers.

In September 2010, XenaCare Holdings entered into an exclusive agreement with Dr. Phillip Schoenwetter whereby XenaCare gained all rights to the trademark EstraPet™; to the domain www.estrapet.com and to the United States Patent Pending under the caption "Treatment for Domestic Animals Having Sex Hormone Deficiencies using Soy Germ Isoflavones". EstraPet answers the need for treating the unintended consequences caused by spaying and neutering and is the only known natural hormone modulator available on the market today.

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

Operations

Homeopathic Medication

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

XenaCare is supporting its fast-growing network of retailers carrying Cobroxin with a comprehensive multi-million dollar national advertising campaign that includes direct response, print media, television commercials and national sponsorship programs. We market and distribute our products through a variety of retail outlets, including chain drug stores, independent pharmacies, grocery chains, mass marketers, catalog companies and e-commerce sites. Cobroxin was marketed through Internet sales during the last quarter of 2009, and in 2010 the product has been accepted by 40% of the 105,000 retail stores (as reported in the trade publication, Chain Drug Review) selling healthcare products across the country. Analgesic products average 21 inventory turnovers per year and are among the fastest sellers in drug stores. In 2010, two customers represented 39.5% and 31.5% of sales.

XenaCare has purchased advertising in a comprehensive array of men’s, women’s and specialty magazines. The ads made their debut in November 2009 and in the first quarter of 2010 generated about 108 million reader impressions. Cobroxin will also be featured through the distribution of 18 million retail catalogs throughout the US.

Additionally, the Company is authorized to use the American Arthritis Foundation’s logo on packaging, Websites, Customer websites and to send out direct mailings to 100,000 Arthritis foundation members. XenaCare Holdings advertised in the 2010 Super Bowl XLIV Game Program, the NFL Alumni Guide program and Yearbook, and in the 2010 NBA All-star as well as in the official annual publication of NASCAR that was seen by 8,000,000 attendees. XenaCare is also advertising in Prevention, Arthritis Today, Shape, Allure, Woman’s Day, Men’s Journal, Martha Stewart Living and Redbook. Television commercials were also successfully market-tested in the third quarter of 2010. XenaCare has also contracted to publish Cobroxin advertisements in 2010 Major League Baseball (MLB) yearbooks. The advertisements are scheduled to run in the yearbooks of 6 major league cities, including the New York Mets, the Los Angeles Dodgers and the Chicago Cubs, and represents approximately seven times the viewership of that of the NCAA advertising campaign. In addition to its marketing campaigns, XenaCare is participating in an athletic sponsorship with Megan Wallin, a professional beach volleyball player on the AVP Tour. Megan, a Florida native, has proven to be a strong force on the sand and in the world of business and has had six professional wins and 10 finals appearances in 2009; she also competed against the two-time gold medalists from the 2004 Athens Olympics and 2008 Beijing Olympics. Her goal 2010 is to make the U.S. Olympic, Megan is rated #1 in Florida and in the top 30 in the world.

Cobroxin is available to independent pharmacy owners through membership in the Chain Drug Marketing Association (CDMA), one of the largest pharmacy organizations representing more than 6,000 outlets in 32 states. Additionally, Cobroxin is sold through most major drugstore chains, mass marketers, Cardinal Wholesale, a $100/B health care distributor, and food giants, as well as online at: Cobroxin.com, Amazon.com, Overstock.com and Drugstore.com. More than 200 brokers also Market Cobroxin through retail outlets.

During the first quarter of 2010, the Company entered into agreements for the sale of Cobroxin through major retail outlets. Although some of the retailers listed have not yet ordered product at the filing of this report, agreements are in place for all of them. These agreements do not require the customers to purchase any particular amounts of the product.

AMAZON.COM

AMERIMARK

BENCHMARK

CARDINAL WHOLESALE

CDMA

CVS

DERMADOCTOR

DR. LEONARD’S\

DRUG EMPORIUM

DRUGSTORE.COM

DUANE READE

EVITAMINS

HARDTOFIND BRANDS

HD SMITH

HEALTHY PETS

IMPERIAL DISTRIBUTORS

JOHNSON SMITH

KERR DRUG

KINNEY DRUG

MAX-WELNESS

MEIJER

NATURAL HEALTH CENTER

MUTUAL DRUG CO.

OVERSTOCK.COM

UNIVERSAL DIRECT (SUPPORT PLUS)

QUICK2YOU

VALUE DRUG

VITAMIN/PURITAN PRIDE

WALGREENS

WINN DIXIE

Pet Care

EstraPet™ is a treatment for domestic animals having sex hormone deficiencies utilizing patent pending process of Soy Germ Isoflavones. EstraPet™ answers the need for treating the unintended consequences caused by spaying and neutering and is the only known natural hormone modulator available on the market today.

Protective NSP

During 2010 the Company has been attempting the liquidation of this merchandize along with any bulk product, however as a result of delays in consummating a final sale, the Company has fully impaired the SunPill® inventory, even though the SunPill® inventory has been retested and the shelf life has been extended for two years.

Clinical NSP

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

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. Our primary product Cobroxin is supplied to us under an exclusive distribution agreement from its manufacturer, who owns the formulation. Among other arrangements, the distribution agreement grants the company exclusive distribution rights in the US market provides in exchange for the commitment to purchase $180,000 of product per quarter. To the extent the manufacturers should discontinue their relationship with the Company, sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

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

Trademarks Owned by XenaCare

1.	B-ALERT	Registered with USPTO, Registration # 3,251,557
2.	SUN PILL	Registered with USPTO on 10/31/2006, Registration # 3,166,408
3.	SUN PILL	Registered under Madrid Protocol on 3/2/2006, Registration # 888,076
4.	UV DEFENSE	Pending with USPTO, Serial Number 78/564,974
5.	SUN DEFENSE	Pending with USPTO, Serial Number 78/564,985
6.	UV ORGANICS	Pending with USPTO, Serial Number 78/865,855

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

ITEM 1A

RISK FACTORS

Risks Relating to Our Business Generally

We have a history of losses.

We have a history of operating losses in our business and have incurred significant net losses since our inception. Our net losses for the years ended December 31, 2010 and 2009 were $3,388,189 and $2,292,444, respectively. Accumulated deficit at December 31, 2010 totals $12,758,413. There can be no assurance that we will be able to generate revenues in sufficient amounts to generate profits.

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

ITEM 2

PROPERTIES.

In March 2010, the Company entered into a 3 year lease agreement for its new corporate headquarters at 6001 Broken Sound Parkway, Suite 630, Boca Raton, Florida 33487. The Company occupied the new facility in June 2010. The lease provides for the first fourth months of rent waived. The Company paid $8,296 in rent during 2010. This space is adequate to maintain and expand our business operations.

ITEM 3

LEGAL PROCEEDINGS.

There are currently no material legal proceedings, nor pending legal proceedings involving our Company.

ITEM 4

REMOVED AND RESERVED.

PART II

ITEM 5

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “XCHO” since April 8, 2008. The Company’s high and low bid prices by quarter during 2010, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 14, 2011, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.05 per share.

	Calendar Year 2010
	High Bid	Low Bid
First Quarter	$0.50	$0.089
Second Quarter	$0.44	$0.14
Third Quarter	$0.29	$0.0139
Fourth Quarter	$0.17	$0.05

	Calendar Year 2009
	High Bid	Low Bid
First Quarter	$0.25	$0.02
Second Quarter	$0.32	$0.045
Third Quarter	$0.24	$0.0111
Fourth Quarter	$0.14	$0.08

Transfer Agent and Registrar

The transfer agent for our common stock is. Pacific Stock Transfer Company, 4045 S. Spencer Street, Suite 403, Las Vegas, Nevada, 89919.

Number of Stockholders

As of January 20, 2011, there were approximately 119 shareholders of record.

Equity Compensation Plans

As of December 31, 2010, there were no equity compensation plans under which our securities are authorized for issuance.

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

Recent Sales of Unregistered Securities

Preferred Stock

During the first quarter of 2010, we issued 191,141 shares of Series E Preferred Stock totaling $1,883,305 as follows:

•

56,502 shares totaling $536,918 were issued to satisfy all accrued and unpaid compensation and benefits for two consultants, one who provided acquisition and financing services and one who provided administration services. There services were terminated in 2009 and no new agreements were entered into with these individuals.

•

100,000 shares totaling $1,000,000 were issued to satisfy $1,000,000 of outstanding debt.

•

34,639 shares totaling $346,387 were issued to two employees (the CFO and the President) who are lenders to the Company to satisfy $346,387 of their outstanding debt.

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

Common Stock

During the first quarter of 2010, 4,000,000 of outstanding warrants were exercised and exchanged for common shares. The warrants were originally granted in connection with a private stock sale in Q3 2009 to a qualified investor.

During the third quarter of 2010, we issued 1,600,000 shares of common stock totaling $202,400 as follows:

•

1,000,000 shares totaling $120,000 were issued to a consultant who provided funding services, which were subsequently cancelled and returned to treasury in Q1 2011.

•

500,000 shares totaling $60,000 were issued to a consultant who provided marketing services.

•

100,000 shares totaling $22,400 were issued to a consultant who provided investor relations services.

Also during the third quarter of 2010, we also sold 312,500 shares of common stock for $50,000 to an accredited investor. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed an investment letter acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restricted legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares.

During the fourth quarter of 2010, we issued 1,170,662 shares of common stock totaling $94,018 as follows:

•

1,000,000 shares totaling $80,000 were issued to a consultant who provided operational services regarding the launching of EstraPet products.

•

45,662 shares totaling $4,018 were issued to a consultant who provided funding services, which were subsequently cancelled and returned to treasury in Q1 2011.

•

125,000 shares totaling $10,000 were issued to a consultant who provided funding services.

Warrants

During the fourth quarter of 2010, we issued 229,734 of warrants to purchase common stock. The warrants were issued in connection with obtaining financing from certain related parties. The warrants vest immediately and are valid for 5 years. The warrants are cashless, fully paid and non-assessable. The warrants were recorded as debt discount, at their fair value of $57,342 using the Black-Scholes-Merton pricing model.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Going Concern -- As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations and increased contractual agreements raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from Cobroxin™ product sales will be the primary source of funds for operating activities. In addition to existing cash, the Company may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of product lines and marketing efforts, which may also include bank borrowing, or a private placement of securities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

Our registered independent certified public accountants have stated in their report dated April 15, 2011 that we have incurred operating losses in the last two years, and have a significant working capital deficit. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Inventory – Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product line, Cobroxin™ .

Revenue Recognition -- The Company’s product revenues represent primarily sales of, XenaCor, XenaTri, XenaZyme and Cobroxin™. Revenue is recognized when a product is shipped. Product is not shipped until check or credit card payment is received from the customer. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to a third party for certain products.

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

Accounting for uncertainty in income taxes - In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments..

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

Fair value measurements - In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting for Stock Compensation - In April 2010, the FASB issued ASU 2010-13 “Stock Compensation” (Topic 718). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Intangibles – Goodwill and Other - In December 2010, the FASB issued ASU No. 2010-28 “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

Business Combinations - In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805).” ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company is evaluating the impact ASU No. 2010-29 will have on the consolidated financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2010 and December 31, 2009. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009

Year Ended December 31, 2010 (“2010-YTD”) to the Year Ended December 31, 2009 (“2009-YTD”)

Revenues, net - Net revenues increased $1,786,854 or 908.9%, to $1,983,497 for 2010-YTD from $196,603 for 2009-YTD. Most of our revenues in 2010 were generated from Cobroxin whereas in 2009 were generated by our proprietary SunPill and Clinical NSPs - XenaCor, XenaTri and XenaZymePlus. We have shifted our resources committed to achieving this product focus over the last 30 months, which has had a direct impact on our revenues in 2010. Although we will continue to market our Clinical NSPs, after redirecting our efforts and allocating available resources to concentrate on the distribution of the Cobroxin during 2010, we have decided to discontinue promoting SunPill due to market challenges encountered.

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

Cost of Revenue - Total cost of revenues decreased $849,594 or 4,101.1%, to $870,310 for 2010-YTD from $20,716 for 2009-YTD. The increase in costs of revenue is primarily related to increased sales of Cobroxin as a result of establishing our primary product focus on Cobroxin and promoting and developing it as a commercialized product.

Selling and Marketing Costs - Selling and marketing costs increased $1,683,000 or 176.1%, to $2,568,186 for 2010-YTD from $930,186 2009-YTD. The increase in selling and marketing expenses is primarily due to increased in advertising and promotional efforts related to the introduction of Cobroxin.

General and Administrative Costs - General and administrative costs decreased $180,918 or 15.1%, to $1,015,425 for 2010-YTD from $1,196,343 for 2009-YTD. The decrease is considered nominal and reflects maintenance of the 2009 cost structure.

Impairment and Write Down – Impairment expense increased $627,236 or 6,272.4%, to $637,236 for 2010-YTD from $10,000 for 2009-YTD. The increase is primarily due to write off of the SunPill inventory along with certain trade credits.

Other Income (Expense) - Other expenses decreased $51,273 or 15.5% to $280,529 expense for 2010-YTD from $331,802 expense for 2009-YTD. The decrease was primarily a result of a $144,815 decrease in other expenses due to charges in 2009-YTD which did not repeat in 2010-YTD, which was partially offset by a $79,180 increase in interest expense associated with expanded borrowings.

Liquidity and Capital Resources

We incurred a net loss for the year ended December 31, 2010 and 2009 of $3,388,189 and $2,292,444 respectively resulting in accumulated deficits of $12,758,413 and $9,370,224, respectively. We had a $2,918,778 deficit in working capital at December 31, 2010 compared to a $2,042,682 deficit in working capital at December 31, 2009. Although we believe our retail distribution launch of our Cobroxin product in the first quarter of 2010 will establish an ongoing source of revenues sufficient to cover our operating costs, in 2010 our commitment to marketing and advertising efforts in launching Cobroxin as well as funding increased required inventories offset the increased revenue. We successfully raised approximately $2.6 million in debt and equity offerings to implement our business model however we cannot assure that continued financing will be available should the Cobroxin commercialization and associated operations require additional capital. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable.

In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, or a private placement of securities.

While we have been able to manage our working capital needs with the current credit facilities, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Our registered independent certified public accountants have stated in their report dated April 15, 2011 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Year Ended December 31, 2010

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2010 of $2,775,613. Net cash used reflects an adjusted net loss for the period ended of approximately $2,475,080 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization and stock issued for services. Net cash used also reflects $300,532 of cash used by net changes in working capital items, which included:

•

a $132,057 increase in accounts receivable as a result of increased Cobroxin sales;

•

a $505,614 increase in inventory also due to increased Cobroxin sales;

•

a $132,150 increase in prepaid and other current assets, primarily as a result of the addition of several prepaid consulting arrangements;

•

a $469,289 increase in accounts payable and accrued expenses as a result of increased supplier financing for materials.

Cash Flows used in Investing Activities

Investing activities used $50,472 cash primarily as a result of increased rent deposits and other assets.

Cash Flows from Financing Activities

Our financing activities provided net cash of $2,611,581 for the year ended December 31, 2010, of which $2,748,869 was raised through the issuance of notes as described in Notes 8 and 10 to the audited financial statements. In addition the Company raised $50,000 from a qualified investor, the issuance of equity.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010:

	Payments Due by Period
Category	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$90,312	$35,189	$55,123	$—	$—

Capital purchase obligations (2)	—	—	—	—	—

Other purchase obligations and commitments (3)	5,000,000	1,000,000	3,000,000	1,000,000	—

Long-term debt obligations (4)	—	—	—	—	—

Other long-term liabilities (5)	—	—	—	—	—
	$5,090,312	$1,035,189	$3,055,123	$1,000,000	$—

———————

(1)

In March 2010, the Company entered into a 3 year lease agreement for its new corporate headquarters in Boca Raton, Florida. The Company occupied the new facility in June 2010. The lease provides for the first four months of rent waived.

(2)

We have no commitments for the future construction or purchase of property, plant and equipment.

(3)

Our exclusive distribution agreement was modified March 15, 2010 with the manufacturer of our Cobroxin product provides that we are committed to purchase approximately $250,000 of product per quarter for the term of the agreement, in order to maintain our exclusivity.

(4)

We have no long-term debt commitments at December 31, 2010.

(5)

We have no other long-term debt commitments at December 31, 2010, such as expected contributions to pension or post retirement benefit plans or other contractual obligations not recorded in our books

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Disclosure not required by small reporting company.

ITEM 8

FINANCIAL STATEMENTS

See the consolidated financial statements commencing on page F-1

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On February 20, 2011 (the “Resignation Date”), Jewett, Schwartz, Wolfe & Associates (“JSW”) advised Xenacare Holdings, Inc. (the “Company”) that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm. The Company’s Board of Directors did not recommend or approve the resignation of JSW as the Company’s independent registered public accounting firm.

The reports of JSW on the Company’s financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of JSW on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

In connection with the audits of the Company’s financial statements for each of the fiscal years ended December 31, 2009 and 2008 and through the date of this Current Report, the Company has not had any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the Company’s two most recent fiscal years and through the date of this Current Report, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 20, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 9A

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

The Company received a letter from counsel for Nutra Pharma Corp. terminating its distribution agreement for Cobroxin effective April 10, 2011. The Company does not believe that such termination was valid and intends to vigorously pursue its rights in this matter.

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

Our directors and officers are:

Name	Age	Current Position
Frank Rizzo	56	President/CEO and Chairman/ Director
Bobby Story	69	Chief Financial officer and Director
Dr. Alan Xenakis	61	Director

Frank Rizzo has served as an officer and director and Vice President of the Company from its inception through February 1, 2006. In February he was promoted to President. From 1993 through 2005, Mr. Rizzo served as president of Momentum Marketing, Inc., a financial and marketing company based in Tampa, Florida. Mr. Rizzo owned a private building materials company from September 1984 through December 1990. He worked from 1977 through 1983 in Regional and National Marketing with a Fortune 500 Company. Mr. Rizzo attended Adelphi University and New York Institute of Technology. He holds a B.S. in management and marketing from the New York Institute of Technology. The Company believes Mr. Rizzo’s past experience in marketing  gives him the qualifications and skill to serve as a Director.

Bobby Story has served as our chief financial officer and director since April 2006. From 1970 through 1972 Mr. Story practiced as a certified public accountant. He was employed by Arthur Young & Company, CPA (now known as Ernst & Young, LLP) from 1970 through 1972. He served as treasurer for Condev Corporation, an international developer based in Winter Park, Florida from 1972 to 1975. From 1975 to 1981 he served as Director of Real Estate Operations for Drexel Burnham Lambert and Company. From 1982 to 1987 Mr. Story was self employed, providing financial advisory services to several companies. From April 1987 to March 1996 he served as controller and vice president of finance for NACEX, Inc. From October 1996 to October 2000 he served as CFO of American Access Technologies, Inc. From February 2001 through October 2001 he served as chief financial officer for iBid America, Inc., which was acquired by Interactive Brand Development, Inc. (OTCBB: IBDI). Since October 2001 Mr. Story has provided financial consulting services to several companies including but not limited to Interactive Brand Development, Inc. The Company believes Mr.Story’s past experience in corporate finance and compliance gives him the qualifications and skill to serve as a Director.

Dr. Alan Xenakis has served as a director of the Company since its inception and served as a director of XenaCare LLC since its inception. Since the founding of XenaCare LLC in 2001, Dr. Xenakis has acted as its chief operating officer and medical director. In addition, from 1999 to 2000, Dr. Xenakis served as vice president of Global Health Sciences, a company principally engaged in the manufacture of Nutraceuticals, which was acquired by Nature’s Bounty in 2001. Dr. Xenakis was involved in a bankruptcy associated with his divorce in 1999. The bankruptcy was discharged without prejudice in August of 1999. Dr. Xenakis has been a member of Leadership Broward since 2002. He holds a B.S. in chemistry from the University of New Hampshire, a M.S. in health dynamics from Boston University and received his medical degree from Boston University School of Medicine. Dr. Xenakis also holds a Doctor of Science from Boston University and a Master of Public Health from Harvard University. We took into account his prior work in the healthcare products industry and believe Dr.Xenakis’s past experience in these fields gives him the qualifications and skill to serve as a Director.

Board of Directors

The board of directors met 11 times during 2010. Each director attended at least 75% of these meetings.

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

Code of Ethics

The Company has adopted a Code of Ethics which is filed as Exhibit 14 to this Annual Report. This policy is applicable to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. We will provide a copy to any person, without charge, upon a request in writing to: Frank Rizzo, President, XenaCare Holdings, Inc., 6001 Broken Sound Parkway, Suite 630 Boca Raton, Florida 33487.

ITEM 11

EXECUTIVE COMPENSATION

Executive Compensation

The following table shows, for the years ended December 31, 2010 and December 31, 2009, compensation information for our Named Executive Officers.

Summary Compensation Table

			Stock Awards		All Other Compensation
Name and Position	Year	Salary		Options		Total
Frank Rizzo	2009(1)	$200,000	—	—	$25,000	$225,000
President	2010(1)	$180,000	—	—	$25,000	$205,000

Bobby Story	2009(2)	$200,000	—	—	$25,000	$225,000
CFO	2010	$180,000	—	—	$25,000	$205,000

———————

(1)

Mr. Rizzo in the first quarter of 2010 converted his accrued compensation and medical insurance allowance for 2008 and 2009 into Series E. Preferred Stock of the Company.

(2)

Mr. Story in the first quarter of 2010 converted his accrued compensation and medical insurance allowance for 2008 and 2009 into Series E Preferred Stock of the Company.

Outstanding Equity Awards at Fiscal Year End

We have not granted any equity compensation in the year ended December 31, 2010 and no such awards are outstanding as of December 31, 2010.

Director Compensation

None of our directors receive an annual fee for services. We do not pay fees to directors for their attendance at meetings; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

Employment and Consulting Agreements

While the Company had employment agreements approved by the Board of Directors with its Chief Executive Officer/President and CFO and they were compensated at a rate of approximately $225,000 per year. Mr. Rizzo and Mr. Story are eligible to receive and participate in all other benefit, bonus, retirement, insurance and long-term incentive programs provided by the Company for its senior executive personnel. In the event of Mr. Rizzo’s or Mr. Story’s termination (other than without cause by the Company) they have agreed to a 12-month non-compete provision. All compensation arising from these consulting agreements was accrued and unpaid for 2009 and 2010. Mr. Rizzo’s and Mr. Story’s employment agreements were terminated as of December 31, 2009 by mutual agreement. Accrued salaries for FY 2009 for both Mr. Rizzo and Mr. Story were converted to preferred stock.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 20, 2011, there were 76,825,434 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on March 31, 2011, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of our common stock; and (2) the number of shares of these securities beneficially owned by each director and executive officer and all of our executive officers and our directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of this table. Unless otherwise indicated, the address for each person is XenaCare Holdings, Inc., 6001 Broken Sound Parkway, Suite 630 Boca Raton, Florida 33487.

	Shares Beneficially Owned
Name and Position of Beneficial Owner	Number	Percent
Dr. Alan Xenakis, director	6,832,686	9.38%
Frank Rizzo(1), CEO and director	3,656,361	4.958%
Bobby Story(2), CFO and director	100,000	*
Martin Hodas, shareholder	12,500,000	16.95%

All Directors and Officers as a group (3 persons)	10,589,047	31.31%

———————

*

Less than 1%

(1)

Does not include shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed. Does not include 30,234 shares of preferred stock that was issued for converting his past accrued salaries and benefits.

(2)

Does not include shares of stock owned by adult family members or trusts for the benefit of minor family children as to which beneficial ownership is disclaimed. Does not include 30,234 shares of preferred stock that was issued for converting his past accrued salaries and benefits.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 31, 2011, approximately $1,850,000 is owed to a shareholder of the Company, relating to advances made by such shareholder, as follows:

Name

Amount

Martin Hodas

$1,850,000

Such funds accrue interest at various rates from 12% to 15% and mature in increments from February 2011 to July 2012.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Auditors Fiscal Year ended December 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s financial statements during the fiscal year ending December 31, 2010 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2010 was $ 41,500.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $0.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2010 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2010 was $0.

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

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2009 was $545.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2009 was $28,725

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2010 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

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

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULE

No.	Description

2.7	Articles of Incorporation (Incorporated by reference to Exhibit 2.7 to registrant’s SB-2)*
3.0	Bylaws of the Company (Incorporated by reference to Form 14C)*
10.1	Employment Agreement with Frank Rizzo*
10.2	Employment Agreement with Bobby Story*
10.3	Distribution Agreement for Cobroxin (Incorporated by reference to Exhibit 10.16 to registrant’s Quarterly Report on Form 10-Q filed November 16, 2010)*
10.4	Preferred Stock Series E designations
14	Code of Ethics *
21	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

———————

*

Denotes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011

XENACARE HOLDINGS, INC.

By:	/s/ Frank Rizzo
Frank Rizzo President/CEO

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Rizzo	President, Principal Executive Officer, Director	April 15, 2011
Frank Rizzo

/s/ Alan Xenakis	Director	April 15 2011
Alan Xenakis

/s/ Bobby Story	Secretary, Principal Financial Officer, and Director	April 15, 2011
Bobby Story

XENACARE HOLDINGS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
XenaCare Holdings, Inc.

We have audited the accompanying consolidated balance sheet of XenaCare Holdings, Inc (“the Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
XenaCare Holdings, Inc.

We have audited the accompanying balance sheets of XenaCare Holdings, Inc. as of December 31, 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/Jewell, Schwartz, Wolfe & Associates

Hollywood, Florida

April 14, 2010

XENACARE HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$10,515	$225,019
Accounts receivable	127,254	30,002
Inventory	970,696	829,318
Prepaid expenses and other current assets	384,158	172,008

Total Current Assets	1,492,623	1,256,347

Office Furniture and Equipment, net	12,500	—
Other Assets	35,472	273,000

TOTAL ASSETS	$1,540,595	$1,529,347

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,054,262	$1,121,889
Notes payable - current	3,097,964	2,177,138
Revolving credit facility	259,174	—

Total Current Liabilities	4,411,400	3,299,028

COMMITMENTS AND CONTINGENCIES

Shareholder's Deficit
Preferred stock, 5,000,000 shares authorized:
Series E, $0.001 par value, 270,435 and 79,294 shares issued and outstanding at December 31, 2010 and December 31, 2009	270	79
Common stock, $0.001 par value, 200,000,000 shares authorized:
76,825,434 and 69,742,272 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	76,825	69,742
Additional paid-in-capital	9,810,513	7,530,722
Accumulated deficit	(12,758,413)	(9,370,224)

Total Shareholders' Deficit	(2,870,805)	(1,769,681)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,540,595	$1,529,347

See accompanying notes to consolidated financial statements.

XENACARE HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenue, net
Product sales	$2,783,399	$204,137
Less: Advertising and marketing allowances	(780,572)	—
Less: Returns and other allowances	(19,330)	(7,534)

Total revenue, net	1,983,497	196,603

Cost of revenue	870,310	20,716

Gross profit	1,113,187	175,887

Operating costs and expenses:
Selling and marketing	2,568,186	930,186
General and administrative	1,015,425	1,196,343
Write downs and asset impairment	637,236	10,000

Total operating costs and expenses	4,220,847	2,136,529

Loss from Operations	(3,107,660)	(1,960,642)

Other income (expense)
Interest expense	(272,924)	(193,744)
Other income	1,281	15,643
Other expenses	(8,886)	(153,701)

Total other income (expense)	(280,529)	(331,802)

Net Loss	$(3,388,189)	$(2,292,444)

Basic and Diluted:
Weighted average shares	73,941,404	53,938,034
Loss per share	$(0.05)	$(0.04)

See accompanying notes to consolidated financial statements.

XENACARE HOLDINGS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional Paid In Capital	Accumulated Deficit	Total Shareholders Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

December 31, 2008	500,000	$500	43,026,695	$43,026	$5,984,396	$(7,077,780)	$(1,049,858)

Shares issued
Exchange shares	—	—	66,667	67	(67)	—	—
Sale of shares	—	—	12,500,000	12,500	487,500	—	500,000
Series E	79,294	79	—	—	793,392	—	793,471
Series F	2,632	3	—	—	263,147	—	263,150
Consulting services			1,000,000	1,000	15,000		16,000

Shares converted
Series A	(500,000)	(500)	10,748,340	10,748	(10,248)	—	—
Series F	(2,632)	(3)	3,000,570	3,001	(2,998)	—	—

Shares cancelled
Exchange shares	—	—	(100,000)	(100)	100	—	—
Return of non-vested shares	—	—	(500,000)	(500)	500	—	—

Net loss
2009 Net Loss	—	—	—	—	—	(2,292,444)	(2,292,444)

December 31, 2009	79,294	$79	69,742,272	$69,742	$7,530,722	$(9,370,224)	$(1,769,681)

Shares issued
Sale of shares	—	—	312,500	313	49,688	—	50,000
Series E	191,141	191			1,883,114		1,883,305
Exercise of warrants	—	—	4,000,000	4,000	(4,000)	—	—
Consulting services:							—
Funding	—	—	1,000,000	1,000	119,000	—	120,000
Marketing	—	—	500,000	500	59,500	—	60,000
Investor Relations	—	—	100,000	100	22,300	—	22,400
Operations	—	—	1,000,000	1,000	79,000	—	80,000
Funding	—	—	45,662	46	3,972	—	4,018
Funding	—	—	125,000	125	9,875	—	10,000

Warrants issued
Issued with debt	—	—	—	—	57,342	—	57,342

Net loss
2010 Net Loss	—	—	—	—	—	(3,388,189)	(3,388,189)

December 31, 2010	270,435	$270	76,825,434	$76,825	$9,810,513	$(12,758,413)	$(2,870,805

See accompanying notes to consolidated financial statements.

XENACARE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(3,388,189)	$(2,292,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	1,482
Bad debt expense	34,807	—
Stock issued for services	216,418	297,925
Impairments and writedowns	637,236
Warrants issued	22,148	—
Changes in operating assets and liabilities:
Accounts receivable	(132,057)	301,025
Inventory	(505,614)	(518,215)
Prepaid expenses and other current assets	(132,150)	300,453
Accounts payable and accrued expenses	469,289	868,975

Net cash used in operating activities	(2,775,613)	(1,040,798)

Cash Flows from Investing Activities:
Security deposits	(6,472)
Claims receivable	(29,000)	—
Purchase of fixed assets	(15,000)	—

Net cash used in investing activities	(50,472)	—

Cash Flows from Financing Activities:
Proceeds from notes payable	2,748,869	—
(Repayments on) proceeds from notes payable	(187,288)	886,395
Advances from (Payments to) related parties	—	(120,940)
Proceeds from sale of stock	50,000	500,000

Net cash provided by financing activities	2,611,581	1,265,455

(Decrease) Increase in Cash	(214,504)	224,657
Cash, Beginning of Period	225,019	362

Cash, End of Period	$10,515	$225,019

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NonCash Transactions:
Capitalization of debt and other accrued expenses	$1,883,305	$604,688
Conversion of preferred shares	$—	$503
Cancelled shares	$—	$533
Shares issued to prepay consulting services	$—	$170,008

See accompanying notes to consolidated financial statements.

XENACARE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

XenaCare Holdings, Inc. (the “Company”, “XenaCare”, “XC Holdings”, “we”, “us” or “our”) was organized under the laws of Florida in June 2005 to formulate, market and distribute a line of clinical and protective nutrition supplement products (“NSPs”) as well as homeopathic medication, detoxification and pet care products.

Our Clinical NSP products group includes our proprietary formulations - XenaCor, XenaTri and XenaZyme Plus, which will be sold through mass media buys (radio and television advertising), web sales and other channels of distribution.

On September 29, 2010, XenaCare Holdings entered into a Private Labeling Agreement with Renaissance Health Publishing, LLC (“Renaissance”) of Boca Raton, Florida to market our clinical products. These products address major issues concerning prevention of heart disease. XenaCare will provide the finished products to Renaissance who is currently developing the labels, the marketing materials and strategies for these retail products. Because the Renaissance model is to educate the consumer through direct response sales, these unique supplements will necessarily receive greater personal attention by the consumer.

Our Protective NSP product group is directed to the energy/lifestyle performance market. Our initial product, SunPill™, is formulated to protect the skin when exposed to damaging ultraviolet rays. During the third quarter of 2010, we had the product reevaluated and as a result were able to extend its shelf life for an additional two years. We are currently in negotiations with a distributor in Cypress to assume the entire line for distribution in the European market. Although we believe that we will ultimately recover our product costs, because of certain delays in consummating the Cypress sale, we have fully impaired the inventory in fourth quarter of 2010.

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

In December, 2009, all of the Company’s subsidiaries were merged into XenaCare Holdings, Inc.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company	“XenaCare”, “XC Holdings”, “we”, “us” or “our”
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
NSP	Nutrition Supplement Product
SEC	Securities Exchange Commission
SFAS or
FAS	Statement of Financial Accounting Standards
Q409-QTR	Three months Ended December 31, 2009
2009-YTD	Twelve months Ended December 31, 2009
Q410-QTR	Three months Ended December 31, 2010
2010-YTD	Twelve months Ended December 31, 2010

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

In 2010, the financial statements include the accounts of the Company since in December 2009; the Company merged all of its subsidiaries into the Company (XenaCare Holdings, Inc.).

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $3,388,189 for the year ended December 31, 2010, accumulated deficit of $12,758,413 and a working capital deficit of $2,918,777 as of December 31, 2010. As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant.

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

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2010 and 2009, the allowance for doubtful accounts was $315,686 and $48,697, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin™, Zeolite™ and EstraPet™.

At December 31, 2010 and 2009, the allowance for obsolete or expired inventory was $34,386 and $55,544, respectively. In addition, during the fourth quarter of 2010, the Company impaired the carrying value of the remaining SunPill inventory totaling $381,126 due to delays in consummating a sale.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the year ended December 31, 2010 and 2009 was $2,500 and $1,482, respectively.

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

The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are are netted against revenues on the Company’s Statements of Operations.

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

For the years ended December 31, 2010 and 2009, diluted net loss per share does not include potential common shares derived from convertible notes payable, stock options and warrants because as a result of the Company incurring losses, their effect would have been anti-dilutive.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Our adoption of these provisions did not have a material impact on our consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We currently do not have any financial assets and liabilities that are recurring that would require us to disclosure them at fair value.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Income Taxes: In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

Fair Value Measurements: In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Transfers of Financial Assets: In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Consolidations: In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Equity: In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

Consolidation: In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Fair Value Measurements: In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Income Taxes: In April 2010, the FASB issued ASU 2010-12. “Income Taxes” (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Stock Compensation: In April 2010, the FASB issued ASU 2010-13 “Stock Compensation” (Topic 718). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Allowance for Credit Losses: In July 2010, the FASB issued ASU No. 2010-20 “Receivables” (Topic 310). ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses. The entity must provide disclosures about its financing receivables on a disaggregated basis. For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011. Adoption of ASU No. 2010-20 did not have a material impact on the consolidated financial statements.

Technical Amendments: In August 2010, the FASB issued ASU No. 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” and ASU No. 2010-22 “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 did not have a material impact on the Company’s financial statements.

Other Expenses: In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses (Topic 720).” ASU No. 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that is payable. The amendments in this update are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company is evaluating the impact ASU No. 2010-27 will have on the consolidated financial statements.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Intangibles – Goodwill and Other: In December 2010, the FASB issued ASU No. 2010-28 “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using effective date for public entities. The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

Business Combinations: In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805).” ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is evaluating the impact ASU No. 2010-29 will have on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – ACCOUNTS RECEIVABLE

Significant components of accounts receivable at December 31, 2010 and December 31, 2009 consist of:

	2010	2009

Receivables non-factored	$202,154	$78,698
Receivables factored	240,786	—
	442,940	78,698
Allowances	(315,686)	(48,696)

	$127,254	$30,002

NOTE 5. – INVENTORY

Significant components of inventory at December 31, 2010 and December 31, 2009 consist of:

	2010	2009

Bulk product	$34,386	$96,000
Merchandise inventory	970,696	788,862
	1,005,082	884,862
Allowances for expiration	(34,386)	(55,544)

	$970,696	$829,318

Bulk product – Bulk product consists of completed unpackaged loose SunPill® product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill® inventory and since it no longer considers the SunPill® inventory market ready for distribution, package SunPill® has been reclassified as bulk product. During 2010 the Company has been attempting the liquidation of this merchandize along with any bulk product, however as a result of delays in consummating a final sale, consequently the Company has fully impaired the SunPill® inventory totaling $381,126, even though the SunPill® inventory has been retested and the shelf life has been extended for two years.

Merchandise inventory - Merchandise inventory consists primarily of the Cobroxin® product along with lesser quantities of XenaCore. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. The Company establishes an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2010 and 2009 consist of:

	2010	2009

Trade payables	$256,786	$447,785
Accrued professional fees	—	28,500
Accrued payroll	370,000	433,333
Accrued interest	272,188	158,104
Other accrued expenses	155,288	54,167

	$1,054,262	$1,121,889

NOTE 7. – REVOLVING CREDIT FACILITY

On September 1, 2010, the Company entered into a financing agreement with FT Trade Financial Corp (“FT Trade”) for a maximum borrowing of up to $600,000. The arrangement was based on a recourse factoring of the Company’s accounts receivables. Certain accounts receivable of the Company were pledged as collateral for the FT Trade facility. Under the arrangement, FT Trade typically advanced to the Company 85% of the total amount of accounts receivable factored. FT Trade retained 15% of the outstanding factored accounts receivable as a reserve, until the customer paid the factored invoice to FT Trade. As of December 31, 2010 the liability outstanding on the revolving credit facility is $259,174.

NOTE 8. – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at December 31, 2010 and 2009 consist of:

	2010	2009

Related parties	$226,092	$500,138
Shareholder loans	1,850,000	700,000
Sun Packing, Inc.	977,000	977,000
Other advances	75,000	—
Financial institutions	5,066	—
Debt discount	(57,342)	—
Less: Amortization	22,148	—

	$3,097,964	$2,177,138

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The notes matured on June 30, 2009 however, during the first quarter of 2010, the parties agreed to convert $346,387 of these notes into 34,639 shares of Series E preferred stock. In addition, during the third and fourth quarters of 2010, the Company borrowed approximately $58,000 and $29,342, respectively which provided supplemental working capital.

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

During the third quarter of 2010, the Company borrowed $130,288 from another shareholder, the proceeds of which were used to acquire inventory. Interest accrues at 15% and the note matures in August 2011 however the note was repaid in the fourth quarter of 2010.

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

Other Advances – During the fourth quarter in 2010, the Company received $75,000 in advances to secure inventory from Jega Corp and a vendor. The advances were informal and are expected to be repaid from collections in first quarter of 2011. The advances are not collateralized and do not accrue interest.

NOTE 9. – COMMITMENTS AND CONTINGENCIES

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

Marketing agreements

•

Creative Management and Arnot – During the third quarter of 2010, the Company entered into a new image marketing and branding agreement with Creative Management, Inc. and a companion spokesperson agreement with Dr. Bob Arnot, a nationally known medical and news correspondent. The terms of the agreements provide for image marketing and branding services for 36 months. The contract was prepaid through the issuance of 1 million common shares valued at $.12 each, the fair value of the shares at the execution of the agreement. Accordingly, $120,000 has been recorded as a prepaid expense and will be amortized over the next 36 months.

•

Nutritional Alliances, Inc - In December 2009, we also entered into a three year agreement with Nutritional Alliances, Inc to provide market penetration and expand our customer base. The Company issued 8,475 shares of Series E preferred shares which calls for performance based vesting over the three year term. This agreement has been fully prepaid.

Lease for office facilities

•

Boca Raton office – In March 2010, the Company entered into a 3 year lease agreement for its new corporate headquarters in Boca Raton, Florida. The Company occupied the new facility in June 2010. The lease provides for the first four months of rent waived.

Distribution agreement

•

Nutra-Pharma – In March 2010, the Company entered into a 5 year exclusive US marketing and distribution agreement with the manufacturer of Cobroxin. The agreement requires that the Company make minimum product purchases of $250,000 per quarter.

Summary of commitments

	2011	2012	2013	Beyond	Total

Employment agreements	$—	$—	$—	$—	$—
Beauty Development Corporation	—	—	—	—	—
Creative Management and Arnot	—	—	—	—	—
Nutritional Alliances, Inc	—	—	—	—	—
Boca Raton office lease (current)	35,189	38,513	16,610	—	90,312
Nutra Pharma	1,000,000	1,000,000	1,000,000	2,000,000	5,000,000
	$1,035,189	$1,038,513	$1,016,610	$2,000,000	$5,090,312

NOTE 10. - ADVERTISING

Advertising within SG&A includes print and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $1.8 million and $.7 million for 2010 and 2009, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are are netted against revenues on the Company’s Statements of Operations.

NOTE 11. – COMMON AND PREFERRED STOCK

Common Stock

The Articles of Incorporation of the Corporation authorizes the issuance of two hundred million (200,000,000) shares of common stock, par value $0.001 per share.

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTC.

NOTE 11. – COMMON AND PREFERRED STOCK (Continued)

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

During the fourth quarter of 2009, we issued 3,000,750 shares of common stock to retire 2,623 shares of Series F preferred stock. The 2,632 shares of Series F preferred stock was issued in 2009 in exchange for professional services in connection with the Sun Packing transaction. The shares were recorded at their fair value of $263,150.

Also during the fourth quarter of 2009, we issued 1,000,000 shares of common stock in exchange for services from various consultants. The shares were recorded at their fair value of $16,000.

During the first quarter of 2010, 4,000,000 of outstanding warrants were exercised and exchanged for common shares. The warrants were originally granted in connection with a private stock sale in Q3 2009.

During the third quarter of 2010, we issued 1,600,000 shares of common stock which were recorded at their aggregate fair value totaling $202,400 as follows:

•

1,000,000 shares totaling $120,000 were issued to a consultant who provided funding services, which were subsequently canceled and returned to treasury in Q1 2011

•

500,000 shares totaling $60,000 were issued to a consultant who provided marketing services. The Company has capitalized this cost at December 31, 2010 and will record a charge to marketing expenses as the services are incurred.

•

100,000 shares totaling $22,400 were issued to a consultant who provided investor relations services.

Also during the third quarter of 2010, we also sold 312,500 shares of common stock for $50,000 to an accredited investor.

During the fourth quarter of 2010, we issued 1,170,662 shares of common stock which were recorded at their aggregate fair value totaling $94,018 as follows:

•

1,000,000 shares totaling $80,000 were issued to a consultant who provided operational services regarding the launching of EstraPet products.

•

45,662 shares totaling $4,018 were issued to a consultant who provided funding services, which were subsequently canceled and returned to treasury in Q1 2011.

•

125,000 shares totaling $10,000 were issued to a consultant who provided funding services.

Appropriate expenses or prepaid services for long term agreements have been recorded.

Preferred Stock

The Articles of Incorporation of the Corporation authorizes the issuance of five million (5,000,000) shares of preferred stock, par value $0.001 per share and further authorizes the Board of Directors to divide and establish any or all of the shares of Preferred Stock into one or more series and to fix the designation of each such share, and its preferences, conversion rights, cumulative, relative, participating, optional, or other rights, including voting rights, qualifications, limitations, or restrictions thereof.

During the first quarter of 2009, the Company converted 500,000 shares of Series A Preferred stock to 10,748,340 shares of restricted common stock.

NOTE 11. – COMMON AND PREFERRED STOCK (Continued)

During December of 2009, the board of directors authorized the issue of up to 500,000 shares of Series E preferred stock. The Series E Preferred Stock has a stated value and liquidation preference of $10.00 per share and is convertible into common shares at a conversion rate of $10.00 divided by the value of the Common Stock when the Preferred Shares are issued. The Series E Preferred shares pay dividends at a rate of fifteen (15%) percent per annum and are paid only in common stock when declared by the Board of Directors.  The Series E Preferred shares have voting rights as if converted to common shares.

At any time prior to December 31, 2012, the holder is entitled to subscribe for one share (the “Warrant Shares”) of the common stock, $ .001 par value, for each Common share converted from Series E Preferred Shares. The Warrant Share may be exercised in a cashless transaction identical to the conversion provisions of the Series E Preferred Shares converted into Common Shares, with the price of the Warrant Shares fixed at the same price as the Converted Preferred Shares.

During the fourth quarter of 2009, the company issued 79,294 shares of Series E Preferred stock. 68,000 shares were issued to corporate executives for accrued salaries and stockholder loans and 10,000 shares were issued as a bonus to one employee and one outside consultant.

During the first quarter of 2010, we issued 191,141 shares of Series E Preferred Stock totaling $1,883,305 as follows:

•

56,502 shares totaling $536,918 were issued to satisfy all accrued and unpaid compensation and benefits for two consultants, one who provided acquisition and financing services and one who provided administration services. There services were terminated in 2009 and no new agreements were entered into with these individuals.

•

100,000 shares totaling $1,000,000 were issued to satisfy $1,000,000 of outstanding debt.

•

34,639 shares totaling $346,387 were issued to two employees (the CFO and the President) who are lenders to the Company to satisfy $346,387 of their outstanding debt.

Warrants

During the fourth quarter of 2010, we issued 229,734 of warrants to purchase common stock. The warrants were issued in connection with obtaining financing from certain related parties. The warrants vest immediately and are valid for 5 years. The warrants are cashless, fully paid and non-assessable. The warrants were recorded as debt discount, at their fair value of $57,342 using the Black-Scholes-Merton pricing model. The debt discount will be amortized over the term of the related debt.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	12,500,000	$0.01	5.0	$500,000
Issued	229,734	$0.00	5.0
Exercised	(4,000,000)	$0.01	5.0
Forfeited	—	$—
Outstanding at December 31, 2010	8,729,734	$0.01	5.0	$351,487
Exercisable at December 31, 2010	8,729,734	$0.01	5.0	$351,487

NOTE 12. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	1,185,866	802,355
State	152,469	103,160

Increase in Valuation allowance	(1,338,335)	(905,515)

Total provision (benefit) for income taxes	$—	$—

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

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry-forwards	$4,910,774	$3,572,439
	—	—
Total deferred tax assets:	4,910,774	3,572,439
Valuation allowance	(4,910,774)	(3,572,439)
Net deferred tax assets	$—	$—

As of December 31, 2010 and 2009 the Company had a valuation allowance on its deferred tax assets of $4,910,774 and $3,572,439, respectively.  The increase of $1,338,335 in 2010 and $905,515 in 2009 were attributable to accumulated net operating earnings or losses.

As of December 31, 2010 and 2009, the Company had net operating loss carry-forwards of $11,542,104 and $8,153,915, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties.

The Company has not filed corporate income tax returns since 2005.

NOTE 13. – SUPPLIER CONCENTRATION

Our Cobroxin™ and Zeolite™ products, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

NOTE 14. – CUSTOMER CONCENTRATION

Our Cobroxin™ products comprise essentially all of sales in 2010 and are sold both to retail customers directly and to retailers, grocery and pharmacies. Our products are sold to two significant retailers, who account for 39.5% and 31.5% respectively of our sales during the year ended December 31, 2010. Our sales are made under cancellable agreements. A loss of either of these key customers, for any reason, could adversely affect our business.

NOTE 15. – SUBSEQUENT EVENTS

The Company received a letter from counsel for Nutra Pharma Corp. terminating its distribution agreement for Cobroxin effective April 10, 2011. The Company does not believe that such termination was valid and intends to vigorously pursue its rights in this matter.