Form 10-Q
period 2011-03-31
Xenacare Holdings, Inc.
filed 2011-05-23
CIK 1384356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2011
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).			☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,012,772 shares of $0.001 par value common stock at May 23, 2011

INDEX

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

RISK FACTORS

26

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND

USE OF PROCEEDS

26

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4.

(REMOVED AND RESERVED)

26

ITEM 5.

OTHER INFORMATION

26

ITEM 6.

EXHIBITS

26

SIGNATURES

27

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

XenaCare Holdings, Inc.

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash	$28,263	$10,515
Accounts receivable	337,303	127,253
Inventory	782,647	970,696
Prepaid expenses and other current assets	256,004	384,158

Total Current Assets	1,404,217	1,492,622
Office Furniture and Equipment, net	11,250	12,500
Other Assets	6,473	35,472
TOTAL ASSETS	$1,421,940	$1,540,594

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$760,959	$1,054,263
Notes payable - current	3,471,722	3,097,964
Revolving credit facility	315,349	259,174
Total Current Liabilities	4,548,030	4,411,401

TOTAL LIABILITIES	4,548,030	4,411,401

COMMITMENTS AND CONTINGENCIES

Shareholder's Deficit
Preferred stock, 5,000,000 shares authorized: Series E, $0.001 par value, 270,435 and 270,436 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	270	270
Common stock, $0.001 par value, 200,000,000 shares authorized: 77,012,772 and 76,825,434 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	77,013	76,825
Additional paid-in-capital	9,736,706	9,810,512
Accumulated deficit	(12,939,679)	(12,758,414)
Stock Subscription	(400)	—

Total Shareholders' Deficit	(3,126,090)	(2,870,807)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,421,939	$1,540,594

See accompanying notes to unaudited condensed financial statements

XenaCare Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011		2010
Revenue, net:
Product sales	$614,523		$895,487
Less: Advertising and marketing allowances	(205,918)		—
Less: Returns and other allowances	(10,732)		—
Total revenue, net		397,873		895,487

Cost of revenue		188,049		276,408
Gross profit		209,824		619,079

Operating costs and expenses:
Selling and marketing		167,601		370,260
General and administrative		97,928		99,687
Write downs and asset impairment		—		—
Total operating costs and expenses		265,529		469,947

(Loss) Income from Operations		(55,705)		149,132

Other income (expense)
Interest income		—		196
Interest expense		(125,313)		(35,280)
Other income		19		252
Other expenses		(267)		(4,815)
Total other (expense)		(125,561)		(39,647)

Net (Loss) Income		$(181,266)		$109,485

Basic and Diluted:
Weighted average shares		76,919,103		71,742,272
(Loss) Income per share		$(0.00)		$0.00

See accompanying notes to unaudited condensed financial statements

XenaCare Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(181,266)	$109,485
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,586	—
Stock for services cancelled	(4,018)	—
Changes in operating assets and liabilities:
Accounts receivable	(210,050)	(761,757)
Inventory	188,049	(738,175)
Prepaid expenses and other current assets	37,154	(48,396)
Accounts payable and accrued expenses	76,697	313,800
Net cash used in operating activities	(77,849)	(1,125,044)

Cash Flows from Investing Activities:
Cost of rent deposits	—	(6,472)
Net cash provided by (used in) investing activities	—	(6,472)

Cash Flows from Financing Activities:
Proceeds from notes payable	67,875	1,500,000
Repayments on notes payable	(37,778)	(57,000)
Advances from (Payments to) related parties	15,500	—
Proceeds from sale of stock	50,000	—
Net cash provided by financing activities	95,597	1,443,000

Increase in Cash	17,748	311,484
Cash, Beginning of Period	10,515	225,019
Cash, End of Period	$28,263	$536,503

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non Cash Transactions:
Capitalization of debt and other accrued expenses	$—	$1,883,305
Conversion of preferred shares	$—	$—

See accompanying notes to unaudited condensed financial statements

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

In May, 2009, NutraPharma, Inc. awarded to XenaCare the US marketing rights to Cobroxin. NutraPharma is a biotechnology company that is developing treatments for adrenomyeloneuropathy, HIV and multiple sclerosis. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. The Company has sales agreements with many major retailers. There is a dispute with the Nutrapharma which has attempted to terminate the distribution agreement effective April 11, 2011 (See note 15).

In December, 2009, all of the Company’s subsidiaries were merged into XenaCare Holdings, Inc.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company	“XenaCare”, “XC Holdings”, “we”, “us” or “our”
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
NSP	Nutrition Supplement Product
SEC	Securities Exchange Commission
SFAS or
FAS	Statement of Financial Accounting Standards
Q110-YTD	Three months Ended March 31, 2010
Q111-YTD	Three months Ended March 31, 2011

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

In 2011 and 2010, the financial statements include the accounts of the Company since in December 2009; the Company merged all of its subsidiaries into the Company (XenaCare Holdings, Inc.).

Interim Financial Statements

The interim unaudited condensed financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2011 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing, acceptance of its products in the marketplace, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $3,388,189 and $181,266 for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively; a shareholders’ deficit of $3,126,090 and a working capital deficit of $3,143,813 as of March 31, 2011. As shown in the accompanying unaudited condensed financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $505,587 and $315,687, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. The Company’s principal brands are XenaCor, XenaTri, XenaZyme and its newest product lines, Cobroxin™ and EstraPet™.

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At March 31, 2011 and December 31, 2010, the allowance for obsolete or expired inventory was $34,386 and $34,386, respectively. In addition, during the fourth quarter of 2010, the Company impaired the carrying value of the remaining SunPill inventory totaling $380,941 due to delays in consummating a sale.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Office furniture and equipment is depreciated over various lives ranging from 5 to 10 years. Depreciation expense for the three months ended March 31, 2011 and the year ended December 31, 2010 was $1,250 and $2,500, respectively.

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

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730 Research and Development Costs. However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as selling, general and administrative expenses in the statements of operations.

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

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended March 31, 2011 and the year ended December 31, 2010, diluted net loss per share does not include potential common shares derived from convertible notes payable, stock options and warrants because as a result of the Company incurring losses, their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Our adoption of these provisions did not have a material impact on our financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We currently do not have any financial assets and liabilities that are recurring that would require us to disclosure them at fair value.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has codified a single source of U.S. GAAP, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NOTE 4. – ACCOUNTS RECEIVABLE

Significant components of accounts receivable at March 31, 2011 and December 31, 2010 consist of:

	2011	2010
	(Unaudited)
Receivables non-factored	$266,065	$202,154
Receivables factored	576,826	240,786
	842,890	442,940
Allowances	(505,587)	(315,686)

	$337,303	$127,254

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 5. – INVENTORY

Significant components of inventory at March 31, 2011 and December 31, 2010 consist of:

	2011	2010
	(Unaudited)
Bulk product	$34,386	$34,386
Merchandise inventory	782,647	970,696
	817,033	1,005,082
Allowances for expiration	(34,386)	(34,386)

	$782,647	$970,696

Bulk product – Bulk product consists of completed unpackaged loose SunPill® product that has been stored in barrels awaiting commercial packaging to make it market ready for distribution. As discussed below, the Company has arranged for the disposition of its existing SunPill® inventory and since it no longer considers the SunPill® inventory market ready for distribution, package SunPill® has been reclassified as bulk product. During 2010 the Company has been attempting the liquidation of this merchandize along with any bulk product, however as a result of delays in consummating a final sale, consequently the Company has fully impaired the SunPill® inventory totaling $380,941, even though the SunPill® inventory has been retested and the shelf life has been extended for two years.

Merchandise inventory - Merchandise inventory consists primarily of the Cobroxin® product along with lesser quantities of XenaCor. Our formulations are batch controlled and carry an expiration date in accordance with applicable government regulations. Any product approaching their expiration date have been destroyed and removed from the inventory. The Company establishes an allowance on the remaining inventory, based on the estimated sell through rate for each product, before their expiration.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2011 and December 31, 2010 consist of:

	2011	2010
	(Unaudited)
Trade payables	$222,505	$256,786
Accrued professional fees	-	-
Accrued payroll	155,288	370,000
Accrued interest	383,166	272,188
Other accrued expenses	-	155,288

	$760,959	$1,054,262

NOTE 7 – REVOLVING CREDIT FACILITY

On September 1, 2010, the Company entered into a financing agreement with FT Trade Financial Corp (“FT Trade”) for a maximum borrowing of up to $600,000. The arrangement was based on a recourse factoring of the Company’s accounts receivables. Certain accounts receivable of the Company were pledged as collateral for the FT Trade facility. Under the arrangement, FT Trade typically advanced to the Company 85% of the total amount of accounts receivable factored. FT Trade retained 15% of the outstanding factored accounts receivable as a reserve, until the customer paid the factored invoice to FT Trade. As of March 31, 2011 and December 31, 2010 the liability outstanding on the revolving credit facility is $315,349 and $259,174, respectively.

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 8 – NOTES PAYABLE - CURRENT

Significant components of notes payable – current at March 31, 2011 and December 31, 2010 consist of:

	2011	2010
	(Unaudited)
Related parties	$611,592	$226,092
Shareholder loans	1,850,000	1,850,000
Sun Packing, Inc.	977,000	977,000
Other financing	55,850	75,000
Financial institutions	(1,862)	5,066
Debt discount	(20,858)	(35,194)

	$3,471,722	$3,097,964

Related Parties - Notes payable to related parties were issued in various traunches, each mature one year from issuance and bear interest at 15%. The lenders are related parties to the Company through common executive management as our CFO and President are also officers in the lenders. The notes matured on June 30, 2009 however, during the first quarter of 2010, the parties agreed to convert $346,387 of these notes into 34,639 shares of Series E preferred stock. In addition, during the third and fourth quarters of 2010, the Company borrowed approximately $58,000 and $29,342, respectively which provided supplemental working capital. During the first quarter of 2011, the related parties transferred $370,000 of accrued expenses into the outstanding note balances.

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

Other Advances – During the fourth quarter in 2010, the Company received $75,000 in advances to purchase inventory. The advances were informal and are expected to be repaid from collections in first quarter of 2011. The advances are not collateralized and do not accrue interest.

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Distribution agreement

•

Nutra-Pharma – In March 2010, the Company entered into a 5 year exclusive US marketing and distribution agreement with the manufacturer of Cobroxin. The agreement requires that the Company make minimum product purchases of $180,000 per quarter. There is a dispute with the manufacturer which has attempted to terminate the distribution agreement effective April 11, 2011 (See note 15).

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Summary of commitments	2011	2012	2013	Beyond	Total

Employment agreements	$—	$—	$—	$—	$—
Beauty Development Corporation	—	—	—	—	—
Creative Management and Arnot	—	—	—	—	—
Nutritional Alliances, Inc	—	—	—	—	—
Boca Raton office lease (current)	26,392	38,513	16,610	—	81,515
Nutra-Pharma	540,000	720,000	720,000	720,000	2,700,000
	$566,392	$758,513	$736,610	$720,000	$2,781,515

NOTE 10 – ADVERTISING

Advertising within SG&A includes print and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $51,845 and $299,068 for the three months ended March 31, 2011 and 2010, respectively, and were included in SG&A in the Company’s Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are netted against revenues on the Company’s Statements of Operations.

NOTE 11. – COMMON AND PREFERRED STOCK

Common Stock

The Articles of Incorporation of the Corporation authorizes the issuance of two hundred million (200,000,000) shares of common stock, par value $0.001 per share.

The Company’s shares commenced quotation on the Over the Counter Bulletin Board on March 5, 2008. The Company’s quotation symbol is XCHO:OTCQB.

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

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 11. – COMMON AND PREFERRED STOCK (Continued)

During the first quarter of 2011, we issued 1,233,000 shares of common stock which were recorded at their aggregate fair value totaling $50,000 as follows:

•	833,000 shares totaling $50,000 were issued to an investor.
•

400,000 shares were issued to a lender in satisfaction of a $25,000 debt. Before the transaction closed, the lender withdrew from the agreement. Consequently we satisfied the debt in cash and cancelled the issued shares in Q2 2011.

•	1,045,662 shares were cancelled due to termination of funding agreements.

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

During December of 2009 the board of directors authorized the issue of up to 500,000 shares of Series E preferred stock. The Series E Preferred Stock has a stated value and liquidation preference of $10.00 per share and is convertible into common shares at a conversion rate of $10.00 divided by the value of the Common Stock when the Preferred Shares are issued. The Series E Preferred shares pay dividends at a rate of fifteen (15%) percent per annum and are paid only in common stock when declared by the Board of Directors.  The Series E Preferred shares have voting rights as if converted to common shares.

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

During the first quarter of 2010, we issued 188,325 shares of Series E Preferred Stock totaling $1,883,305 as follows:

•

53,686 shares totaling $536,918 were issued to satisfy all accrued and unpaid compensation and benefits for two consultants, one who provided acquisition and financing services and one who provided administration services. There services were terminated in 2009 and no new agreements were entered into with these individuals.

•	100,000 shares totaling $1,000,000 were issued to satisfy $1,000,000 of outstanding debt.
•	34,639 shares totaling $346,387 were issued to two employees (the CFO and the President) who are lenders to the Company to satisfy $346,387 of their outstanding debt.

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 11. – COMMON AND PREFERRED STOCK (Continued)

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

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	8,729,734	$0.04	4.7	$523,784
Issued	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—
Outstanding at March 31, 2011	8,729,734	$0.00	4.7	$523,784
Exercisable at March 31, 2011	8,729,734	$0.00	4.7	$523,784

NOTE 12. – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	63,443	(38,320)
State	8,157	(4,927)

Increase in Valuation allowance	(71,600)	43,247

Total provision (benefit) for income taxes	$—	$—

XENACARE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 12. – INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Three Months Ended March 31,
	2011	2010
Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	4.5%	4.5%
Valuation allowance for Net Loss	-39.5%	-39.5%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry-forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry-forwards	$4,982,374	$4,910,774
	—	—
Total deferred tax assets:	4,982,374	4,910,774
Valuation allowance	(4,982,374)	(4,910,774)
Net deferred tax assets	$—	$—

As of March 31, 2011 and December 31, 2010 the Company had a valuation allowance on its deferred tax assets of $4,982,374 and $4,910,774, respectively.  The increase of $71,600 in 2011 and $1,338,335 in 2010 were attributable to accumulated net operating earnings or losses.

As of March 31, 2011 and December 31, 2010, the Company had net operating loss carry-forwards of $11,723,370 and $11,542,104, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties.

NOTE 13. – SUPPLIER CONCENTRATION

Our Cobroxin™ product, are sold under an exclusive long-term marketing and distribution agreement from the manufacturer, however we do not possess rights to the formulation. Should the manufacture fail, for any reason to produce the product in the quantities we require, our business may be adversely affected.

NOTE 14. – CUSTOMER CONCENTRATION

Our Cobroxin™ products comprise essentially all of sales in 2010 and are sold both to retail customers directly and to retailers, grocery and pharmacies. Our products are sold to two significant retailers, who account for 72.24% and 15.63, respectively, of our sales during the year ended December 31, 2010. Our sales are made under cancellable agreements. A loss of either of these key customers, for any reason, could adversely affect our business.

NOTE 15. – SUBSEQUENT EVENTS

The Company received a letter from counsel for Nutra Pharma Corp. terminating its distribution agreement for Cobroxin effective April 10, 2011. The Company does not believe that such termination was valid and intends to vigorously pursue its rights in this matter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. It provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations. Management’s discussion and analysis of financial condition and results of operations is organized as:

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

•	Results of operations. This section provides an analysis of our results of operations relative to the comparative prior year period presented in the accompanying statements of operations.
•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements and our contractual obligations.

Caution Concerning Forward-Looking Statements

This quarterly report on Form 10-Q (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "expects," “anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Overview and Operations

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

We have existing agreements for manufacturing, packaging and distribution and fulfillment of our products. We have also engaged 205 broker/consultants to assist us in marketing, web hosting and the development and production of infomercials.

Most of our revenues have been generated from the sales of Cobroxin through our established distribution channels, direct response, catalogs, mass food and drug retailers, online and through infomercials.

References throughout this document to “XenaCare Holdings,” “XenaCare,” “the Company,” “we,” “us” and “our” refer to XenaCare Holdings, Inc., a Florida corporation and our subsidiaries.

Our Global International us, Inc. We are planning to expand our operations into key real estate initiatives. Through our wholly owned subsidiary, Global International us, Incorporated, we plan to acquire, reposition and resell distressed properties in Central Florida, with a primary focus on acquiring hospitality projects near the Disney World Resort complex. We have assembled a team of experienced real estate and financial professionals with years of experience to manage this division.

History

While the Company was organized in 2005, its predecessor, XenaCare LLC was organized in 2001. Thereafter, the Company entered into an exchange agreement with certain members of XenaCare LLC and such members exchanged their interest in XenaCare LLC for an aggregate of 800,000 shares of XenaCare Holdings, Inc. common stock, which represented a value of $1,600,000.

In August 2008, XenaCare entered into a Share Exchange Agreement and Plan of Reorganization with Sun Packing, Inc. (“Sun”) Wallisville Partners, Ltd and Jon Grossman and Peter Elston, shareholders of Sun, in which XenaCare would have received 100% of the outstanding shares of Sun in exchange for 33.8% of XenaCare’s outstanding common shares on a fully diluted basis. XenaCare borrowed approximately $977,000 from Sun Packing, Inc. On January 4, 2009, XenaCare received notice from Jon Grossman, Chairman of Sun, to terminate the Share Exchange Agreement and Plan of Reorganization. Sun claimed a right to terminate due to Sun’s inability to receive consent from its lender, Frost Bank of Houston, Texas, to complete the business combination.

On January 5, 2009, XenaCare amended its Articles of Incorporation to increase the number of authorized shares of common stock from 45 million to 200 million.

In May 2009, Nutra-Pharma, Inc. awarded to XenaCare the US marketing rights to Cobroxin. Nutra-Pharma is a biotechnology company that is developing treatments for adrenomyeloneuropathy, HIV and multiple sclerosis. Cobroxin is the first opiate and acetaminophen-free pain reliever available as an over-the-counter formulation clinically proven to treat moderate to severe (Stage 2) pain. The Company has sales agreements with many major retailers.

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

Operations

Homeopathic Medication

The present focus of the Company is the sale of Cobroxin. On May 26, 2009 XenaCare was awarded the US marketing rights from Nutra-Pharma, Inc. Cobroxin is the first over-the-counter pain reliever clinically proven to treat chronic pain. Cobroxin is available as an oral spray for lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia, and as a topical gel for repetitive stress, arthritis and joint pain. Cobroxin is a derivative of cobra venom is all-natural, non-addictive, non-narcotic, non-opiate, long lasting and in some clinical tests proven to be more effective than morphine.

XenaCare is supporting its fast-growing network of retailers carrying Cobroxin with a comprehensive multi-million dollar national advertising campaign that includes direct response, print media, television commercials and national sponsorship programs. We market and distribute our products through a variety of retail outlets, including chain drug stores, independent pharmacies, grocery chains, mass marketers, catalog companies and e-commerce sites. Cobroxin was marketed through Internet sales during the last quarter of 2009, and in 2010 the product has been accepted by 40% of the 105,000 retail stores (as reported in the trade publication, Chain Drug Review) selling healthcare products across the country. Analgesic products average 21 inventory turnovers per year and are among the fastest sellers in drug stores. In Q111-YTD, two customers represented 72.24% and 15.63% of sales.

XenaCare has purchased advertising in a comprehensive array of men’s, women’s and specialty magazines. The ads made their debut in November 2009 and in the first quarter of 2010 generated about 108 million reader impressions. Cobroxin will also be featured through the distribution of 18 million retail catalogs throughout the US.

Additionally, the Company is authorized to use the American Arthritis Foundation’s logo on packaging, Websites, Customer websites and to send out direct mailings to 100,000 Arthritis foundation members. XenaCare Holdings advertised in the 2010 Super Bowl XLIV Game Program, the NFL Alumni Guide program and Yearbook, and in the 2010 NBA All-star as well as in the official annual publication of NASCAR that was seen by 8,000,000 attendees. XenaCare is also advertising in Prevention, Arthritis Today, Shape, Allure, Woman’s Day, Men’s Journal, Martha Stewart Living and Redbook. Television commercials were also successfully market-tested in the third quarter of 2010. XenaCare has also contracted to publish Cobroxin advertisements in 2010 Major League Baseball (MLB) yearbooks. The advertisements are scheduled to run in the yearbooks of 6 major league cities, including the New York Mets, the Los Angeles Dodgers and the Chicago Cubs, and represents approximately seven times the viewership of that of the NCAA advertising campaign. In addition to its marketing campaigns, XenaCare is participating in an athletic sponsorship with Megan Walling, a professional beach volleyball player on the AVP Tour. Megan, a Florida native, has proven to be a strong force on the sand and in the world of business and has had six professional wins and 10 finals appearances in 2009; she also competed against the two-time gold medalists from the 2004 Athens Olympics and 2008 Beijing Olympics. Her goal 2010 is to make the U.S. Olympic, Megan is rated #1 in Florida and in the top 30 in the world.

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

Manufacturing and Supplies

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. Our primary product Cobroxin is supplied to us under an exclusive distribution agreement from its manufacturer, who owns the formulation. Among other arrangements, the distribution agreement grants the company exclusive distribution rights in the US market provides in exchange for the commitment to purchase $250,000 of product per quarter. To the extent the manufacturers should discontinue their relationship with the Company, sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

There is a dispute with the manufacturer which has attempted to terminate the distribution agreement effective April 11, 2011. The Company does not believe that such termination was valid and intends to vigorously pursue its rights in this matter.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Financial Statements and the accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q and the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are discussed in Note 2 “Summary of Significant Accounting Policies” in the notes to the interim unaudited condensed financial statements included in this filing.

Results of Operations

Comparison of the three months ended March 31, 2011 (“Q111-YTD”) to the three months ended March 31, 2010 (“Q110-YTD”)

Net Revenues - Total net revenues decreased $497,614 or 55.6%, to $397,873 (Q111-YTD) from $895,487 (Q110-YTD). We began redirected our efforts and allocated available resources to concentrate on the marketing, promotion and distribution of Cobroxin commencing in the third quarter of 2009. That initial effort was directed primarily to internet based marketing directly to consumers. During the fourth quarter of 2009 and on into the current quarter, we began phase two of our marketing strategy which expanded our focus to retailers in the food and drug industry. In the first quarter of 2010 we have added a significant number of retailers, catalogs and drug chains as customers, as discussed above. After the initial rollout in late 2009 and early 2010, we shifted our marketing and promotional efforts from principally specific market campaigns in general circulation print media to in-store promotions at our principal retailers. Accordingly, we accounted for our promotional efforts in Q111-YTD as marketing allowance reductions from sales whereas general market campaigns engaged in during Q110-YTD were charged to selling and marketing expense. This change in our advertising direction and accordingly our difference in accounting for the advertising accounted for $205,000 of the reduction in net sales. The remaining decrease was a result of delays in scheduled shipments as our customers balanced and adjusted their inventory levels after the year-end holiday season.

Cost of Revenues - Total cost of revenues also decreased $88,359 or 32%, to $188,049 (Q111-YTD) from $276,408 (Q110-YTD). The decrease is directly related to gross sales volume decreases discussed above.

Selling and Marketing Costs - Selling and marketing costs decreased $202,659 or 54.7%, to $167,601 (Q111-YTD) from $370,260 (Q110-YTD). The decrease in selling and marketing expenses is primarily due to change in our advertising and marketing campaigns which resulted in different a accounting treatment as discussed above.

General and Administrative Costs - General and administrative costs decreased ($1,759) or 1.8%, to $97,928 (Q111-YTD) from $99,687 (Q110-YTD). The decrease in general and administrative expenses is nominal on a net basis but is primarily related to increases in compensation which was offset by reductions in professional fees and office expenses.

Other Income(Expense) - Other income(expense) increased $85,914 or 216.7% to ($125,561) (Q111-YTD) from ($39,647) (Q110-YTD). The increase in other expense is related primarily to interest expense associated with increased debt.

Net Income(Loss) - Net income(loss) increased $290,751 or 265.6% to ($181,266) (Q111-YTD) from $109,485 (Q110-YTD). The increase in net income(loss) is primarily related to substantial advertising and marketing expense as our result of our efforts to continue to promote the Cobroxin brand.

Liquidity and Capital Resources

Overview

We generated a net loss for the three months ended March 31, 2011 of $181,266 and had a deficit in working capital of $3,143,813 at March 31, 2011. Our loss is primarily the result of our continuing investment in advertising to build and support the Cobroxin brand. We believe that we have achieved a successful launch of our Cobroxin product and that its acceptance in the market place will continue to expand. Although we have raised approximately $2,500,000 in capital to implement our Cobroxin launch, we understand that we will need even more capital to continue to promote, acquire and support logistics as our market penetration expands. For these reasons, specifically, limited track record of profitability and continued demand for capital to implement our Cobroxin product strategy, our ability to continue as a going concern is still in doubt.

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

We plan to continue utilizing our current resources to further develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We believe, based upon indications from our sales agents and others that sufficient revenues will continue to be generated from product sales to cover our expenses. These revenues from product sales together with proceeds from private fundings should be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next 12 months. To the extent that we do not generate sufficient revenues we will reduce our expenses and/or seek additional financing. As of March 31, 2011 there were no commitments for long-term capital expenditures other than those discussed in Note 7 to the quarterly financial statements.

Cash Flows for the three months ended March 31, 2011

Our cash and cash equivalents increased $17,748 to $28,263 as of March 31, 2011 from $10,515 as of December 31, 2010.

Cash Flows from Operating Activities

Operating activities used net cash for Q111-YTD of $77,849. Net cash used resulted from a net loss of approximately $169,699, after adjustment for various items which impact net income but do not impact cash during the period, such as depreciation and stock issued related to services. Partially offsetting the net cash used by operating activities was net cash provided by a net change in working capital components of $91,850. The most significant working capital component changes were:

•	a ($210,050) increase in accounts receivables which used as a result of a slowing in receivables collection,
•	a $188,049 decrease in inventory as a result of timing of shipments by our customers,
•	a $37,154 decrease in prepaid expenses and
•	a $76,697 increase in accounts payable as a result of increased supplier financing.

Cash Flows from Investing Activities

We had no cash flows from investing activities for Q111-YTD.

Cash Flows from Financing Activities

Our financing activities provided net cash of $95,597 for Q111-YTD. We raised approximately $67,875 in advances in the form of notes, which we repaid $37,778. We also received $15,500 in advances from related parties and $50,000 for the sale of common shares.

Financial Position

Our total assets decreased $118,654 to $1,421,940 as of March 31, 2011 from $1,540,594 as of December 31, 2010.

Most of the increase, $88,404 or 74.5% was from changes in our current assets which are described above in the discussion of cash flows from operating activities as it relates to net changes in working capital components. The remainder of the increase resulted from changes in other assets primarily associated with a change in a $29,000 claim from long term to current.

Borrowings Outstanding

As of March 31, 2011, we had borrowings of $3,787,071, which are discussed more fully in Note 6. However, most of our financing has come from private sources who are also shareholders in the Company. We also obtained financing from a potential merger partner, specifically $977,000 from Sun Packing, Inc. also discussed in Note 6. We do have a $10,000 available credit line from Wachovia which was intended to establish a commercial banking relationship, however given its limit, we currently consider this facility to be nominal.

During the third quarter of 2010 the Company entered into a factoring agreement covering certain of its accounts receivable. The agreement provides for factoring at 85% of its face value and collection is subject to recourse. As of March 31, 2011, the Company had borrowings of $315,349 outstanding under the factoring agreement.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of March 31, 2011. Our distribution and marketing agreement with the manufacturer of Cobroxin contains certain performance criteria, which the Company has satisfied. We believe that a minimum of an additional $1,000,000 will be needed over the next 3 months to continue the successful launch of the Cobroxin product based on purchase orders and commitments received.

Dividends

We have not paid any dividends.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The rules applicable to a smaller reporting company do not require further disclosure in this item.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting the disclosure controls and procedures were not effective as of March 31, 2011.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

There have been no material changes during the period ended March 31, 2011 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

A dispute with the supplier of Cobroxin could result in our inability to purchase such product. The Company received a letter from counsel for Nutra Pharma Corp. terminating its distribution agreement for Cobroxin effective April 10, 2011. The Company does not believe that such termination was valid and intends to vigorously pursue its rights in this matter. If we were to be unable to purchase additional Cobroxin inventory in the future this could have a materially adverse impact on our results of operation and financial position.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the first quarter of 2011, we sold 833,000 shares of our common stock to an accredited investor for $50,000. No broker dealer was involved in the sale of the shares and no commissions or other remuneration was paid in connection with the sale. The shares were issued in a private placement to an accredited investor pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D. The shareholder who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. The investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company. Additionally, during the first quarter of 2011, we cancelled 1,045,662 shares of our common stock upon termination of our funding agreements.

Preferred Stock

During the first quarter of 2011, there were no transactions of preferred stock.

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

Date: May 23, 2011

Xenacare Holdings, Inc.
By:	/s/ Frank Rizzo
Frank Rizzo
President/CEO

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer